Form 10-Q
period 2001-06-30
NEXSTAR FINANCE LLC; NEXSTAR FINANCE INC
filed 2001-08-14
CIK 1142126, 1142125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission File Number: 333-62916
                        333-62916-01
                        --------------------------------------------------------

                            Nexstar Finance, L.L.C.
                             Nexstar Finance, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                         23-3063155
                Delaware                                 23-3063152
----------------------------------------       ---------------------------------
    (State or other jurisdiction of
     incorporation or organization)            (IRS Employer Identification No.)

 200 Abington Executive Park, Suite 201
     Clarks Summit, Pennsylvania                             18411
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (570) 586-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           |_| Yes        |X| No

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I. Financial Information

Item 1. Financial Statements (Unaudited)..................................................................     3
         Consolidated Balance Sheets - June 30, 2001 and December 31, 2000................................     3
         Consolidated Statements of Operations - For the three and six months
           ended June 30, 2001 and 2000...................................................................     4
         Consolidated Statement of Changes in Member's Interest for the year
           ended December 31, 2000 and for the six months ended June 30, 2001.............................     5
         Consolidated Statement of Cash Flows for the six months ended
           June 30, 2001 and 2000.........................................................................     6
         Notes to Unaudited Consolidated Financial Statements.............................................     7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations.......................................................................................    16
Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................    25

PART II. Other Information
Item 1. Legal Proceedings.................................................................................    26
Item 2. Changes in Securities and Use of Proceeds.........................................................    26
Item 3. Defaults Upon Senior Securities...................................................................    26
Item 4. Submission of Matters to a Vote of Security Holders...............................................    26
Item 5. Other Information.................................................................................    26
Item 6. Exhibits and Reports on Form 8-K..................................................................    26

Signatures................................................................................................    27

PART I

ITEM 1. FINANCIAL INFORMATION

                            Nexstar Finance, L.L.C.
                          Consolidated Balance Sheet
                          --------------------------

                                                                     December 31,      June 30,
                                                                        2000             2001
                                                                                      (Unaudited)
                                                                    -------------    -------------
Assets
Current assets:
   Cash and cash equivalents - unrestricted                         $   2,750,058    $   2,379,872
   Cash - restricted                                                           --       10,500,000
   Accounts receivable, net of allowance for doubtful accounts of
     $415,000 and $432,000, respectively                               23,273,690       22,955,525
   Current portion of broadcast rights                                 10,865,789        5,594,238
   Prepaid expenses and other current assets                              530,157          743,367
   Deferred tax assets                                                    279,572          742,187
                                                                    -------------    -------------

       Total current assets                                            37,699,266       42,915,189

Property and equipment, net                                            55,343,529       62,231,904
Broadcast rights                                                        4,180,989        4,866,982
Due from parent entities                                                  494,387        1,778,115
Other noncurrent assets                                                    76,789           66,465
Intangible assets, net                                                220,479,636      323,098,188
                                                                    -------------    -------------

       Total assets                                                 $ 318,274,596    $ 434,956,843
                                                                    =============    =============

Liabilities and Member's Interest
Current liabilities:
   Current portion of debt                                          $  11,125,000    $     187,500
   Current portion of capital lease obligations                            60,839           43,177
   Current portion of broadcast rights payable                         10,754,398        5,504,736
   Accounts payable                                                     7,058,999        6,233,212
   Unrealized losses on derivative instruments                                 --        2,298,427
   Taxes payable                                                          624,719          161,410
   Interest payable                                                       308,477        6,369,225
   Deferred revenue                                                       367,876          553,968
   Due to Midwest Television, Inc.                                      2,255,809               --
                                                                    -------------    -------------

       Total current liabilities                                       32,556,117       21,351,655

Debt                                                                  242,346,850      313,745,951
Capital lease obligations                                                  22,699            3,797
Broadcast rights payable                                                4,262,200        4,794,512
Deferred tax liabilities                                                7,562,548        7,562,548

                                                                    -------------    -------------

       Total liabilities                                              286,750,414      347,458,463
                                                                    -------------    -------------

Member's interest:
   Contributed capital                                                 61,531,387      136,480,286
   Accumulated deficit                                                (30,007,205)     (46,683,479)
   Accumulated other comprehensive loss on derivative instruments              --       (2,298,427)
                                                                    -------------    -------------

       Total member's interest                                         31,524,182       87,498,380
                                                                    -------------    -------------

       Total liabilities and member's interest                      $ 318,274,596    $ 434,956,843
                                                                    =============    =============

                            Nexstar Finance, L.L.C.
                     Consolidated Statement of Operations
                     ------------------------------------

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2000            2001            2000            2001
                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                   ------------    ------------    ------------    ------------
Revenues (excluding trade and barter)              $ 30,662,539    $ 29,642,542    $ 55,789,823    $ 56,246,173
Less: commissions                                    (4,320,515)     (4,064,205)     (7,719,023)     (7,587,619)
                                                   ------------    ------------    ------------    ------------

Net revenues (excluding trade and barter)            26,342,024      25,578,337      48,070,800      48,658,554
Trade and barter revenues                             2,046,190       2,467,288       4,237,553       4,992,189
                                                   ------------    ------------    ------------    ------------

        Total net revenues                           28,388,214      28,045,625      52,308,353      53,650,743
                                                   ------------    ------------    ------------    ------------

Expenses:
    Operating                                         7,275,688       7,726,525      14,565,799      15,544,019
    Selling, general and administrative               7,199,857       6,740,332      13,709,363      13,864,821
    Amortization of broadcast rights                  3,495,868       3,721,873       7,262,649       7,803,786
    Amortization of intangible assets                 3,633,455       5,123,842       7,427,526      10,556,266
    Depreciation                                      2,224,251       3,256,263       4,381,850       6,181,692
                                                   ------------    ------------    ------------    ------------

        Total expenses                               23,829,119      26,568,835      47,347,187      53,950,584
                                                   ------------    ------------    ------------    ------------

Income (loss) from operations                         4,559,095       1,476,790       4,961,166        (299,841)
Interest expense, including amortization of debt
  financing costs                                    (5,774,632)     (9,354,591)    (11,284,023)    (16,218,358)
Interest income                                          71,404         108,900         117,008         156,456
Other expense, net                                     (176,930)       (423,015)       (188,187)       (420,030)
                                                   ------------    ------------    ------------    ------------

Loss before income taxes                             (1,321,063)     (8,191,916)     (6,394,036)    (16,781,773)

Income tax (expense) benefit                            (41,953)        145,403           4,584         368,020
                                                   ------------    ------------    ------------    ------------

Loss before extraordinary loss from modification
    of credit facility                               (1,363,016)     (8,046,513)     (6,389,452)    (16,413,753)

Extraordinary loss from modification of credit
    facility, net of income tax effect                       --              --              --        (262,521)
                                                   ------------    ------------    ------------    ------------

Net loss                                             (1,363,016)     (8,046,513)     (6,389,452)    (16,676,274)
                                                   ------------    ------------    ------------    ------------

Other comprehensive loss:
Cumulative effect of change in accounting
  principle                                                  --              --              --        (241,235)

Change in market value of derivative instruments             --         (91,945)             --      (2,057,192)
                                                   ------------    ------------    ------------    ------------

Net loss and other comprehensive loss              $ (1,363,016)   $ (8,138,458)   $ (6,389,452)   $(18,974,701)
                                                   ============    ============    ============    ============

                            Nexstar Finance, L.L.C.
            Consolidated Statement of Changes in Member's Interest
            ------------------------------------------------------

                                                                                                      Total
                                                    Contributed      Accumulated   Comprehensive     Member's
                                                      Capital          Deficit          Loss         Interest
                                                   -------------    ------------    -----------    -------------
Balance at December 31, 1999                       $  61,671,357    $(27,484,031)   $        --    $  34,187,326

Contributions                                             10,156              --             --           10,156

Distributions                                           (150,126)             --             --         (150,126)

Net loss                                                      --      (2,523,174)            --       (2,523,174)
                                                   -------------    ------------    -----------    -------------

Balance at December 31, 2000                          61,531,387     (30,007,205)            --       31,524,182

Contributions                                        105,003,000              --             --      105,003,000

Distributions                                        (30,054,101)             --             --      (30,054,101)

Net loss                                                      --     (16,676,274)            --      (16,676,274)

Cumulative effect of change in accounting
  principle                                                   --              --       (241,235)        (241,235)

Change in market value of derivative instruments              --              --     (2,057,192)      (2,057,192)
                                                   -------------    ------------    -----------    -------------

Balance at June 30, 2001 (Unaudited)               $ 136,480,286    $(46,683,479)   $(2,298,427)   $  87,498,380
                                                   =============    ============    ===========    =============

                            Nexstar Finance, L.L.C.
                     Consolidated Statement of Cash Flows
                     ------------------------------------

                                                                     Six Months Ended
                                                                         June 30,
                                                              -----------------------------
                                                                  2000             2001
                                                               (Unaudited)     (Unaudited)
                                                              ------------    -------------
Cash flows from operating activities:
    Net loss                                                  $ (6,389,452)   $ (16,676,274)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Deferred income taxes                                       (271,672)        (447,086)
      Depreciation of property and equipment                     4,381,850        6,181,692
      Amortization of intangible assets                          7,427,526       10,556,266
      Amortization of debt financing costs                         121,909          927,550
      Amortization of broadcast rights, net of barter            4,217,486        3,899,057
      Payments for broadcast rights                             (4,195,875)      (4,008,112)
      Loss on asset disposal, net                                  216,157          346,749
      Loss from modification of credit facility, net of tax             --          262,251
      Amortization of debt discount                                     --          171,555
    Changes in assets and liabilities:
      Increase in accounts receivable                             (338,010)        (965,563)
      (Increase) decrease in prepaid expenses and
         other current assets                                      198,601         (213,210)
      Decrease in other noncurrent assets                           25,732           10,324
      Increase (decrease) in accounts payable                      839,905         (825,787)
      Increase (decrease) in taxes payable                         250,128         (463,309)
      Increase (decrease) in interest payable                     (219,689)       6,060,748
      Increase (decrease) in deferred revenue                      (36,900)         186,092
      Decrease in due to Midwest Television, Inc.               (2,366,420)      (2,255,809)
                                                              ------------    -------------

        Net cash provided by operating activities                3,861,276        2,747,134
                                                              ------------    -------------

Cash flows from investing activities:
    Additions to property and equipment                         (3,540,747)      (3,950,916)
    Proceeds from sale of assets                                    77,252            7,553
    Acquisition of broadcast properties                         (5,000,000)    (107,956,151)
                                                              ------------    -------------

        Net cash used for investing activities                  (8,463,495)    (111,899,514)
                                                              ------------    -------------

Cash flows from financing activities:
    Proceeds from debt issuance                                 20,500,000      580,094,283
    Repayment of loans                                             (36,596)    (532,340,800)
    Proceeds from revolver draws                                 3,000,000       12,500,000
    Repayment of note to related party                         (14,522,000)              --
    Payments for debt finance and transaction costs               (901,218)     (15,920,188)
    Cash escrowed for debt service                                      --      (10,500,000)
    Capital contributions                                               --      105,003,000
    Distributions                                                       --      (30,054,101)
                                                              ------------    -------------

        Net cash provided by financing activities                8,040,186      108,782,194
                                                              ------------    -------------

Net increase (decrease) in cash                                  3,437,967         (370,186)

Cash and cash equivalents at beginning of period                 2,989,121        2,750,058
                                                              ------------    -------------

Cash and cash equivalents at end of period                    $  6,427,088    $   2,379,872
                                                              ============    =============

                            Nexstar Finance, L.L.C.
              Notes to Unaudited Consolidated Financial Statements

1.    Organization and Business Operations

      Nexstar Finance, L.L.C ("Nexstar") owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations and four CBS-affiliated television stations in the United States of America. Through two special purpose entities, Nexstar (i) programs one Fox-affiliated television station under a Time Brokerage Agreement ("TBA") and has a Shared Services Agreement ("SSA") with a CBS-affiliated television station and (ii) has an SSA and a Joint Sales Agreement ("JSA") with a Fox-affiliated television station and a low-power UPN-affiliated television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

      Nexstar was organized as a limited liability company ("LLC") on December 5, 2000 under the laws of the State of Delaware under a plan of reorganization for the purpose of executing various financing transactions described in Note 7. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of members' interest.

      Nexstar is a wholly-owned subsidiary of Nexstar Finance Holdings, L.L.C ("Nexstar Holdings") which was organized as an LLC on December 5, 2000 in the State of Delaware to execute the financing transactions referenced above. On August 6, 2001, Nexstar Holdings was renamed Nexstar Finance Holdings II, L.L.C. under a plan of reorganization. A separate entity, subsequently renamed Nexstar Finance Holdings, L.L.C. was created and is now the direct parent of Nexstar. Nexstar, Nexstar Holdings and Nexstar Finance Holdings II, L.L.C. are wholly-owned, indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. ("Nexstar Broadcasting") which was organized as a LLC on December 12, 1996 in the State of Delaware. Nexstar Broadcasting commenced operations on April 15, 1997.

      Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries and Bastet Broadcasting, Inc. ("Bastet") and Mission Broadcasting of Wichita Falls, Inc. ("Mission") (collectively, the "Company"). Bastet and Mission are special purpose entities. All intercompany accounts and transactions have been eliminated in consolidation.

      The financial statements as of June 30, 2001 and for the six months ended June 30, 2000 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to current period presentation.

      Cash - Restricted

      On occasion, the Nexstar may enter into certain escrow agreements restricting the use of certain funds. These amounts are designated as such on the balance sheet.

      Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") which establishes new guidelines for accounting for such transactions. Subsequently, SFAS No. 133 was amended by the issuance of Statement of Accounting Standards No. 137 and Statement of Accounting Standards No.
      138. These amendments modify the provisions and effective date of SFAS No.
      133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001.

      The Company uses derivative financial instruments for purposes other than trading, such as hedging for long-term debt and does so to reduce its exposure to fluctuations in interest rates, as dictated by their credit agreement. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings, to the extent it is significant. If the Company determines that a cash flow hedge is no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings.

      Comprehensive Income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") requires the display of comprehensive income or loss and its components as part of the Company's full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

      Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss to recognize the fair value of all derivatives that were designated as cash flow hedging instruments, which was comprised of unrealized losses related to the Company's interest rate swaps of $0.2 million. This unrealized loss increased by $2.1 million during the first six months of 2001. As of June 30, 2001, the cumulative unrealized losses on the Company's interest rate swaps were $2.3 million.

      Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combination accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS will be effective for fiscal years beginning after December 15, 2001 and will thus be adopted by the Company, as required, in fiscal year 2002. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

3.    Acquisitions

      WCIA-TV/WCFN-TV and WMBD-TV

      On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA-TV/WCFN-TV and WMBD-TV from Midwest Television, Inc. ("Midwest") for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $500,000, which was paid directly to the owner of Midwest for the building that houses WCIA-TV. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the consideration paid over the estimated fair value of the tangible and identifiable intangible assets acquired is being amortized using the straight-line method over 40 years. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

            The unaudited pro forma consolidated information for the six months ended June 30, 2000 and 2001, determined as if the Midwest acquisition described above and the KMID-TV and KTAL-TV acquisitions that closed subsequent to June 30, 2000 had occurred on January 1 of each period, would have resulted in the following:

                                             June 30, 2000             June 30, 2001
                                              (Unaudited)               (Unaudited)
                                       As reported   Pro forma   As reported    Pro forma
                                       -----------   ---------   -----------    ---------
                                                     (dollars in thousands)
Revenues (excluding trade and
   barter)                               $ 48,071     $53,186      $ 48,659      $ 48,659

Total net revenues                         52,308      57,905        53,651        53,651

Income (loss) from
operations                                  4,961      (9,625)         (300)         (300)

                                         --------    --------      --------      --------
Net loss                                 $ (6,389)   $(14,659)     $(16,676)     $(16,676)
                                         ========    ========      ========      ========

(1) The June 30, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001. Amounts deemed de minimus.

      The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired companies been combined during the specified periods.

4.    Related Party Transactions

      Guaranty - Chief Executive Officer

      Pursuant to a continuing guaranty agreement dated January 5, 1998 with the Company's primary lender, the Company has entered into an agreement to guarantee a $3.0 million nonrevolving line of credit to its President and Chief Executive Officer to enable him to purchase equity units of the Company. The line of credit is full-recourse to the officer and is available until December 31, 2004.

      Management Services Agreement

      The Company pays management and consulting fees to ABRY Partners LLC ("ABRY"). The Company incurred fees for the three and six months ended June 30, 2000 of $69,656 and $139,310, respectively, which are included in selling, general and administrative expenses. Effective December 31, 2000 ABRY terminated its management services agreement with the Company.

      Bridge Loan

      The Company was issued a bridge loan by one of the ABRY partnerships in conjunction with the Company's acquisition of WROC-TV in 1999. The principal amount of $14.5 million and accrued interest thereon, was paid in full on May 12, 2000. Interest accrued annually at a rate of 9.0%. The Company recorded $116,976 and $454,476 of interest expense for the three and six months ended June 30, 2000, respectively.

5.    Property and Equipment

                                             Estimated
                                            useful life       December 31,       June 30,
                                              (years)            2000              2001
                                                                               (Unaudited)
                                                            --------------   --------------
Buildings and building improvements              39         $   13,364,654   $   15,579,589
Land and land improvements                     N/A-39            2,749,546        2,741,774
Leasehold improvements                     term of lease         1,211,913        1,337,442
Studio equipment                                5-7             32,244,527       32,908,155
Transmission equipment                          5-15            20,128,298       27,791,513
Office equipment and furniture                  5-7              3,832,869        5,004,571
Vehicles                                         5               3,281,492        4,185,570
Construction in progress                        N/A                308,169           94,387
                                                            --------------   --------------
                                                                77,121,468       89,643,001

Less: accumulated depreciation                                 (21,777,939)     (27,411,097)
                                                            --------------   --------------
Property and equipment, net of
  accumulated depreciation                                  $   55,343,529   $   62,231,904
                                                            ==============   ==============

6.    Intangible Assets

                                              Estimated
                                             useful life      December 31,       June 30,
                                               (years)            2000             2001
                                                                               (Unaudited)
                                                            --------------   --------------
Goodwill                                          40        $   66,447,765   $   99,096,800
Network affiliation agreement                     15           129,639,292      170,092,045
FCC license                                       15            57,019,233       77,108,080
Debt financing costs                         term of debt          593,693       15,218,622
Other intangibles                                1-15            5,788,233       16,550,141
                                                            --------------   --------------

                                                               259,488,216      378,065,688

Less:  accumulated amortization                                (39,008,580)     (54,967,500)
                                                            --------------   --------------

Intangible assets, net of
  accumulated amortization                                  $  220,479,636   $  323,098,188
                                                            ==============   ==============

7.    Debt

      Long term debt consists of the following:

                                                  December 31,        June 30,
                                                      2000             2001
                                                                    (Unaudited)
                                                 -------------    -------------
      Term loan                                  $ 119,500,000    $ 110,000,000

      Revolving credit facility                    133,971,850       50,142,695

      Senior subordinated notes,
      net of discount                                       --      153,790,756
                                                 -------------    -------------
                                                   253,471,850      313,933,451

      Less: current portion                        (11,125,000)        (187,500)
                                                 -------------    -------------

                                                 $ 242,346,850    $ 313,745,951
                                                 =============    =============

      Bank Debt

      On June 1, 1999, the existing Nexstar credit agreements were amended and restated to include a term loan for an aggregate maximum amount of $125.0 million, a revolving credit facility of $80.0 million and an available incremental revolving credit facility not to exceed $75.0 million. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility, with a subsequent reborrowing and repayment related to the amendment on June 14, 2001 as described below.

      On June 1, 1999, the Bastet existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include Mission as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described below.

      New Bank Debt Facility Agreements

      The Nexstar Senior Secured Credit Facility

      On January 12, 2001, Nexstar entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the "Nexstar revolver") in the amount of $122.0 million and a term loan facility (the "Nexstar term loan") in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. Interest rates associated with the Nexstar revolver and term loans are based, at the option of the Company, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 7.15% to 7.9% at June 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the Company is required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facility are guaranteed, jointly and severally, by Nexstar, Bastet and Mission, and by each existing and subsequently acquired or organized subsidiary of the Company.

      The Bastet/Mission Senior Secured Credit Facility

      On January 12, 2001, Bastet and Mission entered into a credit agreement (the "Bastet/Mission credit facility") with a group of commercial banks. The terms provide for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Bastet and/or Mission's default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (7.11% at June 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and Mission are required to pay quarterly commitment fees based on their leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

      The Company's reducing revolver credit facilities and term loan principal amounts are reduced quarterly by the following annual amounts:

                                         Reduction Amount

                 Loan Year      Reducing
                (as defined)    Revolver            Term A Loan            Term B Loan
                -----------     --------            -----------            -----------
                      1           0.00%               0.00%                  0.00%
                      2           0.00%               0.00%                  1.00%
                      3          15.00%              15.00%                  1.00%
                      4          20.00%              20.00%                  1.00%
                      5          30.00%              30.00%                  1.00%
                      6          35.00%              35.00%                  1.00%
                      7           0.00%               0.00%                 95.00%


      Debt Covenants

      The credit agreements described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and film cash payments and other limits. The Company was in compliance with all covenants at June 30, 2001.

      Senior Subordinated Notes

      On March 16, 2001, the Company issued $160.0 million of 12% Senior Subordinated Notes (the "notes") at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of the Company. They are general unsecured senior subordinated obligations subordinated to all of the Company's senior debt. The notes are redeemable on or after April 1, 2005 and the Company may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings.

      The notes contain covenants which require the Company to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities.

      The proceeds of the offering were used to partially refinance existing indebtedness of the Company. The remainder will be used to finance its operations and working capital needs.

      Interest Rate Swap Agreements

      At June 30, 2001, Nexstar had in effect two interest rate swap agreements required by their credit facility agreements, with commercial banks, with notional amounts of $93.3 million and $20.0 million. Nexstar's interest rate swap agreements require Nexstar to pay a fixed rate and receive a floating rate, thereby creating fixed rate debt. The agreements are designated as a hedge of interest rates, and the differential to be paid or received on the swaps is accrued as an adjustment to interest expense. The fair value of the interest rate swap agreements representing the cash the Company would pay to settle the agreements, was approximately $0.2 million and $2.3 million at December 31, 2000 and June 30, 2001, respectively. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps and no gains or losses were excluded from the assessment of hedge effectiveness.

      Debt Financing Costs

      In conjunction with the amendment and restatement of the credit facility in January 2001, the Company expensed $262,521 related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item.

8.    Member's Interest

      On January 12, 2001, Nexstar received $105.0 million in capital contributions from Nexstar Holdings II, LLC (known then as Nexstar Finance Holdings, LLC). On March

      16, 2001, concurrent with the funding from the senior subordinated notes, $30.0 million was distributed back to Nexstar Holdings.

9.    Income Taxes

      The Company's income tax benefit increased to $368,020 for the six months ended June 30, 2001 from a benefit of $4,584 for the six months ended June 30, 2000. The effective tax rate increased to a benefit of 2.0% for the six months ended June 30, 2001 from a benefit of less than 1.0% for the six months ended June 30, 2000. The significant differences from the statutory rate and the effective tax rate for the six months ended June 30, 2000 and 2001 include an increase in the valuation allowance, amortization of goodwill and income earned by entities not subject to corporate income tax. The benefit increase in the effective tax rate resulted from the current year's projected permanent differences between book and tax income being a lower percentage of pre-tax loss and an increase in the Company's net loss for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000.

10.   Commitments and Contingencies

      From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

11.   Nexstar Finance, Inc.

      Nexstar Finance, Inc. was incorporated on December 5, 2000 in the State of Delaware for the purpose of facilitating future financings. Nexstar Finance, Inc. was capitalized with an immaterial amount of equity and had no operating activities for the six month period ended June 30, 2001.

12.   Subsequent Events

      On August 7, 2001, Nexstar received $20.0 million in capital contributions from Nexstar Holdings, the proceeds of which were used to reduce bank debt.

ITEM 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Balance Sheet as of June 30, 2001, unaudited Consolidated Statement of Operations and other unaudited financial statements for the three and six months ended June 30, 2000 and 2001 and notes to related financial statements elsewhere in this report on Form 10-Q. This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings; revenues; financial performance; liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans; strategies and objectives for our future operations; any statements concerning proposed new products; services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," believe," "expect" or "anticipate" and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from these projections or assumptions in any of our forward looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in this Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. The forward looking statements made in this Report on Form 10-Q are made only as of the date of this Report on Form 10-Q and we do not have or undertake any obligation to publicly update any forward looking statements to reflect subsequent events or circumstances.

We make references throughout our "Management's Discussion and Analysis of Financial Condition and Results of Operations" to comparisons on a "same station basis." These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the six months ended June 30, 2000 versus the six months ended June 30, 2001 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO and KTAB. As used in the report on Form 10-Q, unless the context indicated otherwise, "Nexstar" refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc, "Bastet Group" refers to Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. which are each special purpose entities, and all of their respective subsidiaries; and all references to "we," "our," and "us" refer, collectively, to Nexstar and the Bastet Group.

Introduction

The operating revenues of our stations are derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of commissions on revenues, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

The networks provide programming to our stations during various time periods of the day. The networks compensate the station for distributing their product over the air and for keeping a portion of the advertising inventory during those time periods. Each station purchases licenses to broadcast programming in the non-news time periods during the remainder of the day. These programs are either purchased from a syndicator for cash or the syndicator is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The station records the estimated fair market value of the inventory given to the syndicator as a barter asset and liability. Over the term of the contract, these values are amortized as barter revenue and expense.

Advertising is sold in time increments and is priced primarily on the basis of the popularity of the program among targeted demographic groups, as measured by periodic audience surveys performed by an independent company. Advertising rates are also affected by the number of advertisers competing for the available time and the availability of alternative advertising media in the market. Rates are normally highest during the most heavily viewed hours. The ratings of a local station affiliated with a television network can be affected by ratings of that network's programming.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, approximately 61.9% of our annual spot revenue for the year ended December 31, 2000 and 61.5% of our revenue for the three months ended June 30, 2001 was generated from local advertising which is sold by a station's sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station's market. National commission rates vary within the industry but are governed by each station's agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. Local advertising agencies place most of the local spot revenue; however, some local advertisers place their schedules directly with the local sales staff thereby eliminating the agency commission.

The advertising revenues of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenues are generally higher during even numbered years resulting from political advertising and advertising aired during the Olympic Games.

We define broadcast cash flow as net income before interest expense, income taxes, depreciation, amortization, other income/expenses, corporate overhead, non-cash trade and barter expenses and time brokerage fees less payments on program obligations and non-cash trade and barter revenue. Other television broadcasting companies may measure broadcast cash flow in a different manner. We have included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Nexstar's acquisitions during the fiscal year 2000 and the six months ended June 30, 2001 affect the comparability of the operating results discussed below. Nexstar entered into a time brokerage agreement in May 2000 to operate KMID, the ABC affiliate in Midland-Odessa, Texas and in September 2000, the assets were purchased for approximately $10.0 million. Nexstar purchased assets of KTAL, the NBC affiliate in Shreveport, Louisiana, in November 2000 for approximately $35.3 million. In July 1999, Nexstar entered into a time brokerage agreement to operate WCIA/WCFN, the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market and WMBD, the CBS affiliate in the Peoria-Bloomington, Illinois market. The assets of these stations were subsequently purchased in January 2001.

Recent Developments

In January 2001, we acquired the assets of WCIA/WCFN and WMBD for approximately $108.0 million. WCIA is the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market, and WMBD is the CBS affiliate in the Peoria-Bloomington, Illinois market. We financed the purchase of WCIA/WCFN and WMBD with the proceeds of (1) our existing $275.0 million senior credit facilities and (2) $105.0 million of equity contributed from our parent, Nexstar Finance Holdings II, LLC (then known as Nexstar Finance Holdings, L.L.C.).

In March 2001, we sold $160.0 million of 12% Senior Subordinated Notes due 2008. The proceeds were used to (1) repay $116.2 million of revolver loans under our existing credit facilities, (2) to distribute $30.0 million to Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.). and (3) to pay for transaction costs.

On August 7, 2001, Nexstar received $20.0 million in capital contributions from Nexstar Holdings, the proceeds of which were used to reduce bank debt.

Historical Performance

Revenues

The following table sets forth the principal types of revenues received by our stations for the periods indicated and the percentage contribution of each subcategory of our total revenues, as well as agency and national sales representative commissions:

                                              Unaudited                               Unaudited
                                      Three Months Ended June 30,            Six Months Ended June 30,
                                -------------------------------------   -------------------------------------
                                       2000               2001                2000                2001
                                -----------------   -----------------   -----------------   -----------------
                                 Amount      %       Amount      %       Amount      %       Amount      %
                                -------   -------   -------   -------   -------   -------   -------   -------
                                        (dollars in thousands)                  (dollars in thousands)
Local                           $16,297      53.1   $16,480      55.6   $29,507      52.9   $31,568      56.1
National                         11,338      37.0    10,298      34.8    20,257      36.3    19,163      34.1
Political                           941       3.1       532       1.8     1,812       3.3       637       1.1
Network compensation              1,581       5.2     1,759       5.9     3,032       5.4     3,513       6.3
Other                               506       1.6       574       1.9     1,182       2.1     1,365       2.4
                                -------   -------   -------   -------   -------   -------   -------   -------

   Total gross revenue           30,663     100.0    29,643     100.0    55,790     100.0    56,246     100.0
Less: Agency and national
   representative commissions     4,321      14.1     4,064      13.7     7,719      13.8     7,587      13.5
                                -------   -------   -------   -------   -------   -------   -------   -------

Net broadcast revenue            26,342      85.9    25,579      86.3    48,071      86.2    48,659      86.5
Trade and barter                  2,046               2,467               4,237               4,992
                                -------             -------             -------             -------

    Total net revenue           $28,388             $28,046             $52,308             $53,651
                                =======             =======             =======             =======

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

                                                 Unaudited                            Unaudited
                                         Three Months Ended June 30,           Six Months Ended June 30,
                                     ---------------------------------   ---------------------------------
                                           2000              2001              2000             2001
                                     ---------------   ---------------   ---------------   ---------------
                                      Amount     %      Amount     %      Amount     %      Amount     %
                                     -------   -----   -------   -----   -------   -----   -------   -----
                                          (dollars in thousands)              (dollars in thousands)
Total net revenue                    $28,388   100.0   $28,046   100.0   $52,308   100.0   $53,651   100.0
Operating expenses:
   Station operating, net of trade     6,740    23.7     7,034    25.1    13,432    25.7    14,357    26.8
   Selling, general and
     administrative                    7,200    25.4     6,740    24.0    13,709    26.2    13,865    25.8
   Trade and barter                    1,937     6.8     2,528     9.0     4,179     8.0     5,092     9.5
   Depreciation and amortization       5,858    20.6     8,380    29.9    11,809    22.6    16,738    31.2
   Amortization of program license
     rights, net of barter             2,094     7.4     1,887     6.7     4,218     8.1     3,899     7.3
                                     -------           -------           -------           -------

    Operating income (loss)          $ 4,559           $ 1,477           $ 4,961           $  (300)
                                     =======           =======           =======           =======

Broadcast Cash Flow

The following table sets forth certain operating data for the three months ended and six months ended June 30, 2000 and 2001:

                                                           Unaudited                   Unaudited
                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                       ------------------          -------------------
                                                         2000       2001             2000       2001
                                                       -------    -------          -------    --------
                                                        Amount     Amount           Amount     Amount
                                                       -------    -------          -------    --------
                                                     (dollars in thousands)       (dollars in thousands)

Income (loss) from operations                          $ 4,559    $ 1,477          $ 4,961    $   (300)
Add:
      Amortization of program license rights, net of
        barter                                           2,094      1,887            4,218       3,899
      Depreciation and amortization                      5,858      8,380           11,809      16,738
      Corporate expenses (1)                               791        571            1,425       1,358
      Non-recurring license and marketing agreement
        fees                                               492         --              957          77
      Trade and barter expense                           1,937      2,528            4,179       5,092
      Interest income                                       71        109              117         156
Less:
      Trade and barter revenue                           2,046      2,467            4,237       4,992
      Payments for program license liabilities           2,035      1,996            4,197       4,009
                                                       -------    -------          -------    --------

Broadcast cash flow                                    $11,721    $10,489          $19,232    $ 18,019
                                                       =======    =======          =======    ========

Broadcast cash flow margin (2)                            44.5%      41.0%            40.0%       37.0%

(1) Corporate expenses represent costs associated with the centralized management of our stations
(2) Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net broadcast revenue for the three months ended June 30, 2001 was $25.6 million, a decrease of $0.7 million, compared to $26.3 million for the three months ended June 30, 2000. An increase in net broadcast revenue of $1.2 million was attributed to stations acquired after January 1, 2000. On a same station basis, net broadcast revenue for the three months ended June 30, 2001 was $18.6 million as compared to $20.5 million for June 30, 2000, a decrease of 9.3%. Of this decrease, a sluggish national market accounted for $1.3 million while $0.5 million was a result of reduced spending in the local markets for the second quarter of 2001.

Operating expenses, including selling, general and administrative expenses and corporate overhead for the three months ended June 30, 2001 were $13.7 million, compared to $13.9 million for the three months ended June 30, 2000, a decrease of $0.2 million. A $0.4 million increase was attributed to stations acquired after January 1, 2000. On a same station basis, operating expenses for the three months ended June 30, 2001 were $10.0 million as compared to $10.6 million for the three months ended June 30, 2000, a 5.7% decrease.

Amortization of program license rights, net of barter, for the three months ended June 30, 2001 was $1.9 million, compared to $2.1 million for the three months ended June 30, 2000, a decrease of $0.2 million. The stations acquired after January 1, 2000 accounted for an increase of $0.1 million. On a same station basis, amortization of program license rights for the three months ended June 30, 2001 were $1.3 million, as compared to $1.6 million for the three months ended June 30, 2000, a 19.0% decrease. This decrease was primarily associated with cost reductions of renewed or replacement programs.

Depreciation of property and equipment and amortization of intangibles was $8.4 million for the three months ended June 30, 2001, compared to $5.9 million for the three months ended June 30, 2000, and increase of $2.5 million. An increase of $2.7 million was attributed to stations acquired after January 1, 2000 with a $0.2 million offsetting decrease from previously owned stations.

The operating income for the three months ended June 30, 2001 was $1.5 million, compared to $4.6 million for the three months ended June 30, 2000, a decrease of $3.1 million. Of the $3.1 million decrease, approximately $2.6 million was attributed to stations purchased after January 1, 2000. On a same station basis, the operating income for the three months ended June 30, 2001 was $1.6 million, as compared to $2.1 million for the three months ended June 30, 2000.

Interest expense for the three months ended June 30, 2001 was $9.4 million, compared to $5.8 million for the same period in 2000. The increase was primarily attributed to the increased indebtedness for the stations purchased in 2000 and 2001.

As a result of the factors discussed above, our net loss was $8.0 million for the three months ended June 30, 2001, compared to a net loss of $1.4 million for the same period in 2000, an increase in net loss of $6.6 million.

Broadcast cash flow for the three months ended June 30, 2001 was $10.5 million, compared to $11.7 million for the same period in 2000. The stations acquired after January 1, 2000 accounted for a $0.3 million increase. On a same station basis, broadcast cash flow for the three months ended June 30, 2001 was $7.8 million, compared to $9.3 million for the same period in 2000. Broadcast cash flow margins for the three months ended June 30, 2001 decreased to 41.0% from 44.5% for the same period in 2000. The decrease in margin was primarily a result of a decrease in net broadcast revenue offset, in part, by lower operating costs.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net broadcast revenue for the six months ended June 30, 2001 was $48.7 million, an increase of $0.6 million, compared to $48.1 million for the six months ended June 30, 2000. An increase in net broadcast revenue of $3.4 million was attributed to stations acquired after January 1, 2000. On a same station basis, net broadcast revenue for the six months ended June 30, 2001 was $34.9 million as compared to $37.6 million for June 30, 2000, a decrease of 7.2%. Of this decrease, $2.0 million was due to a decline in national revenue while $0.6 million was from limited political activity for the first six months of 2001.

Operating expenses, including selling, general and administrative expenses and corporate overhead for the six months ended June 30, 2001 were $28.2 million, compared to $27.1 million for the six months ended June 30, 2000, an increase of $1.1 million. A $1.4 million increase was attributed to stations acquired after January 1, 2000. On a same station basis, operating expenses for the six months ended June 30, 2001 were $20.4 million as compared to $20.7 million for the six months ended June 30, 2000, a 1.5% decrease.

Amortization of program license rights, net of barter, for the six months ended June 30, 2001 was $3.9 million, compared to $4.2 million for the six months ended June 30, 2000, a decrease of $0.3 million. The stations acquired after January 1, 2000 accounted for an increase of $0.2 million. On a same station basis, amortization of program license rights for the six months ended June 30, 2001 were $2.7 million, as compared to $3.2 million for the six months ended June 30, 2000, a 15.6% decrease. This decrease was primarily associated with cost reductions of renewed or replacement programs.

Depreciation of property and equipment and amortization of intangibles was $16.7 million for the six months ended June 30, 2001, compared to $11.8 million for the six months ended June 30, 2000, and increase of $4.9 million. The increase of $4.9 million was attributed to stations acquired after January 1, 2000.

The operating loss for the six months ended June 30, 2001 was $0.3 million, compared to operating income of $5.0 million for the six months ended June 30, 2000, a decrease of $5.3 million. Of the $5.3 million decrease, approximately $4.9 million was attributed to stations purchased after January 1, 2000. On a same station basis, the operating income for the six months ended June 30, 2001 was $0.6 million, as compared to $0.9 million for the six months ended June 30, 2000.

Interest expense for the six months ended June 30, 2001 was $16.2 million, compared to $11.3 million for the same period in 2000. The increase was primarily attributed to the increased indebtedness for the stations purchased in 2000 and 2001.

For the six months ended June 30, 2001, we wrote off $0.3 million of debt financing costs, net of tax effect, as a result of refinancing our senior credit facilities in January 2001.

As a result of the factors discussed above, our net loss before extraordinary items was $16.4 million for the six months ended June 30, 2001, compared to a net loss of $6.4 million for the same period in 2000, an increase in net loss of $10.0 million.

Broadcast cash flow for the six months ended June 30, 2001 was $18.0 million, compared to $19.2 million for the same period in 2000. The stations acquired after January 1, 2000 accounted for a $0.9 million increase. On a same station basis, broadcast cash flow for the six months ended June 30, 2001 was $13.2 million, compared to $15.3 million for the same period in 2000. Broadcast cash flow margins for the six months ended June 30, 2001 decreased to 37.0% from 40.0% for the same period in 2000.

Liquidity and Capital Resources

As of June 30, 2001, cash and cash equivalents were $2.4 million compared to $6.4 million as of June 30, 2000.

Our primary sources of liquidity are cash flows from operating activities and senior credit facilities. Cash flows provided by operating activities were $2.7 million for the six months ended June 30, 2001, compared to $3.9 million for the six months ended June 30, 2000.

Cash used for investing activities was $111.9 million for the six months ended June 30, 2001, as compared to $8.5 million for the six months ended June 30, 2000. Cash used for investing activities for the six months ended June 30, 2001 was the result of an outlay of approximately $108.0 million for the purchase of WCIA and WMBD, as well as ongoing capital expenditures at the stations. Our capital expenditures were $4.0 million for the six months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2000.

Cash flows from financing activities were $108.8 million for the six months ended June 30, 2001, compared to $8.0 million for the six months ended June 30, 2000. The change in cash flows from financing activities for the six months ended June 30, 2001 was the result of (1) borrowings under the new senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 on the credit agreement governing our senior credit facilities to allow for a $50.0 Term A facility, a $75.0 million Term B facility and a $110.0 million revolving facility, (2) borrowings of $153.6 million under the newly issued senior subordinated notes and additional equity proceeds of $75.0 million (net of a distribution of $30.0 million) less the repayment of the existing senior credit facility.

We believe based on current operations and projected growth, that our cash flow from operations, together with borrowings available under our senior credit facilities, will be sufficient to meet our future requirements for working capital, capital expenditures, interest payments.

Senior Credit Facilities

On January 12, 2001, Nexstar and Bastet/Mission each entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing the Nexstar facility provide for a reducing revolving credit facility in the amount of $72.0 million and a term loan facility in the amount of $110.0 million. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. The terms of the credit agreement governing the Bastet/Mission facility provide for a revolving credit facility in the amount of $43.0 million. Interest rates associated with the Nexstar and the Bastet/Mission credit facilities are based, at our option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees based on our consolidated total leverage ratio for that particular quarter on the unused portion of the revolving commitments. The reducing revolving credit facility and the term loans are subject to amortization schedules. The reducing revolver and Term Loan A are due and payable on January 12, 2007 and the maturity date for Term Loan B is July 12, 2007. The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants at June 30, 2001.

Senior Subordinated Notes

On March 16, 2001, the Company issued $160.0 million of 12% Senior Subordinated Notes (the "notes") at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of the Company. They are general unsecured senior subordinated obligations subordinated to all of the Company's senior debt. The notes are redeemable on or after April 1, 2005 and the Company may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes contain covenants which require the Company to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants at June 30, 2001.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001.

The Company uses derivative financial instruments for purposes other than trading, such as hedging for long-term debt and does so to reduce its exposure to fluctuations in interest rates, as dictated by their credit agreement. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings, to the extent it is significant. If the Company determines that a cash flow hedge is no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS will be effective for fiscal years beginning after December 15, 2001 and will thus be adopted by the Company, as required, in fiscal year 2002. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

      All borrowings at December 31, 2000 under the old Nexstar credit agreement bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (ranging from 8.995% to 9.165% at December 31, 2000). Interest is payable in accordance with the credit agreement.

      All borrowings at December 31, 2000 under the Bastet Group credit agreement bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (9.015% at December 31, 2000).

      At December 31, 2000, Nexstar had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $15.0 million. Nexstar's interest rate swap agreements require Nexstar to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The agreements are designated as a hedge of interest rates, and the differential to be paid or received on the swaps is accrued as an adjustment to interest expense. Nexstar is exposed to credit loss in the event of nonperformance by the counterparty. The financial instruments expire on December 31, 2002, November 8, 2002 and May 21, 2001, respectively.

                                     PART II

ITEM 1. Legal Proceedings

      We are involved in litigation relating to claims arising out of our operations in the normal course of business, including product liability claims. In the opinion of our management, the litigation in which we are currently involved, individually and in aggregate, is not material to our business, financial condition or results of operations.

ITEM 2. Changes In Securities And Use Of Proceeds

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

      Not applicable.

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits And Reports On Form 8-K

      (a) The following exhibits are filed with this report and made a part hereof.

      10.20. Form of Amended and Restated Credit Agreement dated as of June 14, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Nexstar Finance, L.L.C.
                                  Nexstar Finance, Inc.


                                  /s/  Perry A. Sook
                                  ------------------------------------------
                                  By:  Perry A. Sook
                                  Its: President and Chief Executive Officer


                                  /s/  Shirley Green
                                  ------------------------------------------
                                  By:  Shirley Green
                                  Its: Vice President-Finance
                                       (Principal Financial Officer)

                                  Dated: August 14, 2001