Form 10-Q
period 2001-09-30
NEXSTAR FINANCE LLC
filed 2001-11-14
CIK 1142126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended September 30, 2001

                                       or

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from    to     .

                        COMMISSION FILE NUMBER: 333-62916

                             Nexstar Finance, L.L.C.

                              Nexstar Finance, Inc.

             (Exact name of registrant as specified in its charter)

                        Delaware                        23-3063155
                 (State of Incorporation)

                                                        23-3063152
                                             (IRS Employer Identification No.)

   200 Abington Executive Park, Suite 201               (570) 586-5400
     Clarks Summit, Pennsylvania 18411        (Registrant's Telephone Number)
  (Address of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION ............................................................................3
Item 1. Financial Statements (Unaudited) ..................................................................3
         Consolidated Balance Sheets - September 30, 2001 and December 31, 2000 ...........................4
         Consolidated Statements of Operations - For the three and nine months ended September 30, 2001 and 2000 ...............................................................5
         Consolidated Statement of Changes in Member's Interest for the nine months ended September 30, 2001 and for the year ended December 31, 2000 ...............................5
         Consolidated Statement of Cash Flows for the six months ended
          September 30, 2001 and 2000 .....................................................................6
         Notes to Unaudited Consolidated Financial Statements .............................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations .......................................................................................16
Item 3. Quantitative and Qualitative Disclosures about Market Risk .......................................25

PART II. OTHER INFORMATION ...............................................................................26
Item 1. Legal Proceedings ................................................................................26
Item 2. Changes in Securities and Use of Proceeds ........................................................26
Item 3. Defaults Upon Senior Securities ..................................................................26
Item 4. Submission of Matters to a Vote of Security Holders ..............................................26
Item 5. Other Information ................................................................................26
Item 6. Exhibits and Reports on Form 8-K .................................................................26

SIGNATURES ...............................................................................................27

Nexstar Finance, L.L.C.
Consolidated Balance Sheet
------------------------------------------------------------------------------

                                                                                     December 31,              September 30,
                                                                                         2000                      2001
                                                                                                                (Unaudited)
                                                                                 --------------------     -----------------------

Assets
Current assets:

    Cash and cash equivalents - unrestricted                                      $           2,750,058    $           2,107,295
    Cash - restricted                                                                                 -               10,500,000
    Accounts receivable, net of allowance for doubtful accounts of $415,000
      and $503,000, respectively                                                             23,273,690               21,640,597
    Current portion of broadcast rights                                                      10,865,789               15,037,201
    Prepaid expenses and other current assets                                                   530,157                  985,530
    Deferred tax assets                                                                         279,572                1,037,145
                                                                                    --------------------    --------------------

         Total current assets                                                                37,699,266               51,307,768

Property and equipment, net                                                                  55,343,529               59,935,070
Broadcast rights                                                                              4,180,989                5,115,760
Due from parent entities                                                                        494,387                2,414,503
Other noncurrent assets                                                                          76,789                   66,616
Intangible assets, net                                                                      220,479,636              317,294,359
                                                                                    --------------------     --------------------

         Total assets                                                             $         318,274,596    $         436,134,076
                                                                                    ====================   =====================

Liabilities and Member's Interest
Current liabilities:

    Current portion of debt                                                       $          11,125,000    $             375,000
    Current portion of capital lease obligations                                                 60,839                   27,810
    Current portion of broadcast rights payable                                              10,754,398               15,022,458
    Accounts payable                                                                          7,058,999                6,121,896
    Unrealized losses on derivative instruments                                                       -                  333,396
    Taxes payable                                                                               624,719                  186,291
    Interest payable                                                                            308,477               11,336,008
    Deferred revenue                                                                            367,876                  345,629
    Due to Midwest Television, Inc.                                                           2,255,809                        -
                                                                                    --------------------     --------------------

         Total current liabilities                                                           32,556,117               33,748,488

Debt                                                                                        242,346,850              290,707,349
Capital lease obligations                                                                        22,699                    3,090
Broadcast rights payable                                                                      4,262,200                5,069,512
Deferred tax liabilities                                                                      7,562,548                7,562,548

                                                                                    ---------------------------------------------

         Total liabilities                                                                  286,750,414              337,090,987
                                                                                    --------------------     --------------------

Member's interest:
    Contributed capital                                                                      61,531,387              156,480,286
    Accumulated deficit                                                                     (30,007,205)             (57,103,801)
    Accumulated other comprehensive loss on derivative instruments                                    -                 (333,396)
                                                                                    ---------------------------------------------

         Total member's interest                                                             31,524,182               99,043,089
                                                                                    --------------------     --------------------

         Total liabilities and member's interest                                  $         318,274,596    $         436,134,076
                                                                                    ===================     ====================


                See Notes to Consolidated Financial Statements.

Nexstar Finance, L.L.C.
Consolidated Statement of Operations
-------------------------------------------------------------------------------



                                                                Three Months Ended                   Nine Months Ended
                                                                    September 30,                        September 30,
                                                           -------------------------------      ----------------------------------
                                                               2000               2001                   2000              2001
                                                           (Unaudited)         (Unaudited)            (Unaudited)       (Unaudited)
                                                           -------------       ------------        --------------       -----------

Revenues (excluding trade and barter)                   $   30,509,478    $     25,708,000      $    86,299,301    $    81,954,173
Less: commissions                                           (4,212,180)         (3,409,725)         (11,931,203)       (10,997,344)
                                                          -------------       -------------        -------------      -------------

Net revenues (excluding trade and barter)                   26,297,298          22,298,275           74,368,098         70,956,829
Trade and barter revenues                                    2,401,261           2,563,473            6,638,814          7,555,662
                                                          -------------       -------------        -------------      -------------

           Total net revenues                               28,698,559          24,861,748           81,006,912         78,512,491
                                                          -------------       -------------        -------------      -------------

Expenses:
     Operating                                               6,735,369           7,533,398           21,301,168         23,077,417
     Selling, general and administrative                     7,168,693           6,754,070           20,878,056         20,618,891
     Amortization of broadcast rights                        4,518,162           4,026,509           11,780,811         11,830,295
     Amortization of intangible assets                       3,525,405           5,237,037           10,952,931         15,793,303
     Depreciation                                            2,183,183           3,284,483            6,565,033          9,466,175
                                                          -------------       -------------        -------------      -------------

           Total expenses                                   24,130,812          26,835,497           71,477,999         80,786,081
                                                          -------------       -------------        -------------      -------------

Income (loss) from operations                                4,567,747          (1,973,749)           9,528,913         (2,273,590)
Interest expense, including amortization of debt
  financing costs                                           (5,895,693)         (8,840,843)         (17,179,716)       (25,059,201)
Interest income                                                116,500             140,361              233,508            296,817
Other income (expense), net                                    (48,246)              9,239             (236,433)          (426,050)
                                                          -------------       -------------        -------------      -------------

Loss before income taxes                                    (1,259,692)        (10,664,992)          (7,653,728)       (27,462,024)

Income tax (expense) benefit                                  (378,437)            244,670             (373,853)           627,949
                                                          -------------       -------------        -------------      -------------

Loss before extraordinary loss from modification
     of credit facility                                     (1,638,129)        (10,420,322)          (8,027,581)       (26,834,075)

Extraordinary loss from modification of credit
     facility, net of income tax effect                              -                   -                    -           (262,521)
                                                          -------------       -------------        -------------      -------------

Net loss                                                    (1,638,129)        (10,420,322)          (8,027,581)       (27,096,596)
                                                          -------------       -------------        -------------      -------------

Other comprehensive loss:
Cumulative effect of change in accounting principle                  -                   -                    -           (241,235)

Change in market value of derivative instruments                     -           1,965,031                    -            (92,161)
                                                          -------------       -------------        -------------      -------------

Net loss and other comprehensive loss                    $  (1,638,129)    $    (8,455,291)      $   (8,027,581)    $  (27,429,992)
                                                          =============      =============        =============      ==============


                See Notes to Consolidated Financial Statements.

Nexstar Finance, L.L.C.
Consolidated Statement of Changes in Member's Interest
-------------------------------------------------------------------------------

                                                                                                                       Total
                                                          Contributed           Accumulated     Comprehensive         Member's
                                                             Capital              Deficit            Loss            Interest
                                                        ----------------      ---------------   --------------    -----------------


Balance at December 31, 1999                            $      61,671,357   $     (27,484,031)  $           -   $      34,187,326

Contributions                                                      10,156                   -               -              10,156

Distributions                                                    (150,126)                  -               -            (150,126)

Net loss                                                                -          (2,523,174)              -          (2,523,174)
                                                        ------------------  ------------------  --------------  ------------------

Balance at December 31, 2000                                   61,531,387         (30,007,205)              -          31,524,182

Contributions                                                 125,003,000                   -               -         125,003,000

Distributions                                                 (30,054,101)                  -               -         (30,054,101)

Net loss                                                                -         (27,096,596)              -         (27,096,596)

Cumulative effect of change in accounting principle                     -                   -        (241,235)           (241,235)

Change in market value of derivative instruments                        -                   -         (92,161)            (92,161)
                                                        ------------------  ------------------  --------------  ------------------

Balance at September 30, 2001 (Unaudited)               $     156,480,286   $    (57,103,801)   $    (333,396)   $     99,043,089
                                                        =================   ==================  =============   ==================





                See Notes to Consolidated Financial Statements.

Nexstar Finance, L.L.C.
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                                September 30,
                                                                       ------------------------------
                                                                           2000             2001
                                                                       (Unaudited)      (Unaudited)
                                                                       ------------    ---------------
Cash flows from operating activities:

     Net loss                                                                (8,027,581)      (27,096,596)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Deferred income taxes                                                  (495,759)         (742,044)
        Depreciation of property and equipment                                6,565,033         9,466,175
        Amortization of intangible assets                                    10,952,931        15,793,303
        Amortization of debt financing costs                                    176,899         1,576,142
        Amortization of broadcast rights, net of barter                       6,283,363         5,965,165
        Payments for broadcast rights                                        (6,196,981)       (6,020,037)
        Loss on asset disposal, net                                             264,403           350,400
        Loss from modification of credit facility, net of tax                         -           262,251
        Amortization of debt discount                                                 -           320,454
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                            1,737,746          (287,023)
        Increase in prepaid expenses and
           other current assets                                                (245,002)         (455,373)
        Decrease in other noncurrent assets                                      22,232            10,173
        Decrease in accounts payable                                           (860,911)         (935,686)
        Increase (decrease) in taxes payable                                    855,416          (438,428)
        Increase in interest payable                                          2,367,649        11,027,531
        Decrease in deferred revenue                                            (81,062)          (22,247)
        Decrease in due to Midwest Television, Inc.                          (2,385,709)       (2,255,809)
                                                                           -------------    --------------

           Net cash provided by operating activities                         10,932,667         6,518,351
                                                                           -------------    --------------

Cash flows from investing activities:

     Additions to property and equipment                                     (4,564,593)       (4,942,592)
     Proceeds from sale of assets                                                86,752             7,928
     Acquisition of broadcast properties                                    (10,000,000)     (107,956,151)
                                                                           -------------    --------------

           Net cash used for investing activities                           (14,477,841)     (112,890,815)
                                                                           -------------    --------------

Cash flows from financing activities:

     Proceeds from debt issuance                                             22,500,000       580,094,283
     Repayment of loans                                                         (55,129)     (555,356,873)
     Proceeds from revolver draws                                             3,000,000        12,500,000
     Repayment of note to related party                                     (14,522,000)                -
     Payments for debt finance and transaction costs                         (1,028,590)      (15,956,608)
     Cash escrowed for debt service                                                   -       (10,500,000)
     Capital contributions                                                            -       125,003,000
     Distributions                                                                    -       (30,054,101)
                                                                           -------------    --------------

           Net cash provided by financing activities                          9,894,281       105,729,701
                                                                           -------------    --------------

Net increase (decrease) in cash and cash equivalents                          6,349,107          (642,763)

Cash and cash equivalents at beginning of period                              2,989,121         2,750,058
                                                                           -------------    --------------

Cash and cash equivalents at end of period                                 $  9,338,228      $  2,107,295
                                                                           -------------    --------------

                See Notes to Consolidated Financial Statements.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


1.          Organization and Business Operations

            Nexstar Finance, L.L.C. ("Nexstar") owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations and four CBS-affiliated television stations in the United States of America. Through two special purpose entities, Nexstar (i) programs one Fox-affiliated television station under a Time Brokerage Agreement ("TBA") and has a Shared Services Agreement ("SSA") with a CBS-affiliated television station and (ii) has an SSA and a Joint Sales Agreement ("JSA") with a Fox-affiliated television station and a low-power UPN-affiliated television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

            Nexstar was organized as a limited liability company ("LLC") on December 5, 2000 in the State of Delaware under a plan of reorganization for the purpose of executing various financing transactions described in Note 7. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of members' interest.

            Nexstar is a wholly-owned subsidiary of Nexstar Finance Holdings, L.L.C. ("Nexstar Holdings") which was organized as an LLC on December 5, 2000 in the State of Delaware to execute the financing transactions referenced above. On August 6, 2001, Nexstar Holdings was renamed Nexstar Finance Holdings II, L.L.C. under a plan of reorganization. A separate entity, subsequently renamed Nexstar Finance Holdings L.L.C., was created and is now the direct parent of Nexstar. Nexstar, Nexstar Holdings and Nexstar Finance Holdings II, L.L.C. are wholly owned, indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. ("Nexstar Broadcasting") which was organized as an LLC on December 12, 1996 in the State of Delaware. Nexstar Broadcasting commenced operations on April 15, 1997.

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

2.          Summary of Significant Accounting Policies

            Basis of Presentation

            The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries and Bastet Broadcasting, Inc. ("Bastet") and Mission Broadcasting of Wichita Falls, Inc. ("Mission") (collectively, the "Company"). Bastet and Mission are special purpose entities. All intercompany account balances and transactions have been eliminated in consolidation.

            The financial statements as of September 30, 2001 and for the nine months ended September 30, 2000 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

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

            Cash - Restricted

            On occasion, Nexstar may enter into certain escrow agreements restricting the use of certain funds. These amounts are designated as such on the balance sheet.

            Derivatives and Hedging Activities

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," which established new guidelines for accounting for such transactions. Subsequently, SFAS No. 133 was amended by the issuance of SFAS No. 137 and SFAS No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001.

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

            Comprehensive Income

            SFAS No. 130, "Reporting Comprehensive Income", requires the display of comprehensive income or loss and its components as part of the Company's full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

            Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss to recognize the fair value of all derivatives that were designated as cash flow hedging instruments, which was comprised of unrealized losses related to the Company's interest rate swaps of $0.2 million. This unrealized loss increased by $0.1 million during the first nine months of 2001. As of September 30, 2001, the cumulative net unrealized losses on the Company's interest rate swaps were $0.3 million.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

            Recently Issued Accounting Pronouncements

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial statements.

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will thus be adopted by the Company, as required, in fiscal year 2002. The Company is currently assessing the effect of this new statement on its consolidated financial position and results of operations but has not yet determined the impact. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization for the nine months ended September 30, 2001 was $2.7 million.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.

3.          Acquisitions

            WCIA-TV/WCFN-TV and WMBD-TV

            On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA-TV/WCFN-TV and WMBD-TV from Midwest Television, Inc. ("Midwest") for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $0.5 million, which was paid directly to the owner of Midwest for the building that houses WCIA-TV. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the consideration paid over the estimated fair value of the tangible and identifiable intangible assets acquired is being amortized using the straight-line method over 40 years. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

          The selected unaudited pro forma consolidated information for the nine months ended September 30, 2000 and 2001, determined as if the Midwest acquisition, described above, and the KMID-TV and KTAL-TV acquisitions, that closed in September and November 2000, respectively, had occurred on January 1 of each period is as follows:

                                                    Nine Months Ended                  Nine Months Ended
                                                    September 30, 2000                 September 30, 2001
                                                           (Unaudited)                      (Unaudited)
                                                  As reported     Pro forma         As reported      Pro forma
                                                 -------------  -------------      -------------   ------------
                                                                     dollars in thousands)
            Revenues (excluding trade and
               barter)                               $  74,368     $  82,040          $  70,956        $  70,956

            Total net revenues                          81,007        89,402             78,512           78,512

            Income (loss) from operations                9,529        11,735             (2,274)          (2,274)

            Net loss                                $   (8,028)    $ (20,433)        $  (27,097)       $ (27,097)

         (1) The September 30, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001. Amounts deemed de minimus.

         (2) The September 30, 2000 pro forma amounts do not include the results of KMID-TV for the nine days owned by Nexstar during September 2000. Amounts deemed de minimus.

          The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired companies been combined during the specified periods.

4.        Related Party Transactions

          Guaranty - Chief Executive Officer

          Pursuant to a continuing guaranty agreement dated January 5, 1998 with the Company's primary lender, the Company has entered into an agreement to guarantee a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him to purchase equity units of the Company. The line of credit is full-recourse to the officer and is available until December 31, 2004.

          Management Services Agreement

          The Company pays management and consulting fees to ABRY Partners LLC ("ABRY"). The Company incurred fees for the three and nine months ended September 30, 2000 of $69,654 and $208,964, respectively, which are included in selling, general and administrative expenses. Effective December 31, 2000 ABRY terminated its management services agreement with the Company.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
            Bridge Loan

            The Company was issued a bridge loan by one of the ABRY partnerships in conjunction with the Company's acquisition of WROC-TV in 1999. The principal amount of $14.5 million and accrued interest thereon, was paid in full on May 12, 2000. Interest accrued annually at a rate of 9.0%. The Company recorded $0 and $454,476 of interest expense for the three and nine months ended September 30, 2000, respectively.

5.          Property and Equipment


                                                           Estimated
                                                          useful life             December 31,        September 30,
                                                            (years)                   2000                 2001
                                                                                                       (Unaudited)
                                                                                 ---------------       ---------------
              Buildings and building improvements             39              $      13,364,654    $       15,752,315
              Land and land improvements                     N/A-39                   2,749,546             2,741,774
              Leasehold improvements                     term of lease                1,211,913             1,340,401
              Studio equipment                                5-7                    32,244,527            33,097,585
              Transmission equipment                         5-15                    20,128,298            27,847,453
              Office equipment and furniture                  5-7                     3,832,869             5,096,025
              Vehicles                                         5                      3,281,492             4,339,910
              Construction in progress                        N/A                       308,169               402,500
                                                                                 ---------------       ---------------
                                                                                     77,121,468            90,617,963

              Less: accumulated depreciation                                        (21,777,939)          (30,682,893)
                                                                                 ---------------       ---------------
              Property and equipment, net of
                accumulated depreciation                                      $      55,343,529    $       59,935,070
                                                                                 ===============       ===============



6.          Intangible Assets


                                                          Estimated
                                                         useful life                December 31,            September 30,
                                                           (years)                     2000                      2001
                                                                                                             (Unaudited)
                                                                                 -------------------       ---------------
              Goodwill                                        40             $           66,447,765     $      99,143,601
              Network affiliation agreement                   15                        129,639,292           171,957,069
              FCC license                                     15                         57,019,233            77,111,045
              Debt financing costs                       term of debt                       593,693            15,232,928
              Other intangibles                              1-15                         5,788,233            14,702,844
                                                                                 -------------------       ---------------

                                                                                        259,488,216           378,147,487

              Less:  accumulated amortization                                           (39,008,580)          (60,853,128)
                                                                                 -------------------       ---------------

              Intangible assets, net of
                accumulated amortization                                      $         220,479,636     $     317,294,359
                                                                                 ===================       ===============

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


7.          Debt

            Long term debt consists of the following:

                                                                           December 31,            September 30,
                                                                               2000                     2001
                                                                                                    (Unaudited)
                                                                         -----------------       ----------------
              Term loan                                              $        119,500,000    $        97,000,000

              Revolving credit facility                                       133,971,850             40,142,695

              Senior subordinated notes, net of discount                                -            153,939,654

                                                                         -----------------       ----------------

                                                                              253,471,850            291,082,349

              Less: current portion                                           (11,125,000)              (375,000)
                                                                         -----------------       ----------------

                                                                     $        242,346,850    $       290,707,349
                                                                         =================       ================

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

            New Bank Debt Facility Agreements

            The Nexstar Senior Secured Credit Facility

            On January 12, 2001, Nexstar entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the "Nexstar revolver") in the amount of $122.0 million and a term loan facility (the "Nexstar term loan") in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facility was amended to adjust financial covenants effective for the quarter ended September 30, 2001 and future periods and to reduce the revolving facility to $42.0 million. Prepayments have been made under Term A, which has effectively reduced the commitment to $37.0 million, excluding the prepayment made on November 14, 2001. Interest rates associated with the Nexstar revolver and term loans are based, at the option of the Company, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            applicable margin, as defined (ranging from 6.31% to 7.58% at September 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the Company is required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facility are guaranteed, jointly and severally, by Nexstar, Bastet and Mission, and by each existing and subsequently acquired or organized subsidiary of the Company.

            The Bastet/Mission Senior Secured Credit Facility

            On January 12, 2001, Bastet and Mission entered into a credit agreement (the "Bastet/Mission credit facility") with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Bastet and/or Mission's default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (6.34% at September 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and Mission are required to pay quarterly commitment fees based on their leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

            The Company's reducing revolver credit facilities and term loan principal amounts are reduced quarterly by the following annual amounts:

                                               Reduction Amount
                    Loan Year              Reducing
                  (as defined)             Revolver              Term A Loan              Term B Loan
                  ------------             --------              -----------              -----------
                        1                      0.00%                   0.00%                 0.00%
                        2                      0.00%                   0.00%                 1.00%
                        3                     15.00%                  15.00%                 1.00%
                        4                     20.00%                  20.00%                 1.00%
                        5                     30.00%                  30.00%                 1.00%
                        6                     35.00%                  35.00%                 1.00%
                        7                      0.00%                   0.00%                95.00%

            Debt Covenants
            The credit agreements described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and film cash payments and other limits. The Company is retroactively in compliance with all covenants at September 30, 2001 after obtaining an amendment on November 14, 2001.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

            The notes contain covenants, which require the Company to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and certain other business activities.

            The proceeds of the offering were used to partially refinance existing indebtedness of the Company. The remainder will be used to finance its operations and working capital needs.

            Interest Rate Swap Agreements
            At September 30, 2001, Nexstar had in effect two interest rate swap agreements required by their credit facility agreements, with commercial banks, with notional amounts of $93.3 million and $20.0 million. Nexstar's interest rate swap agreements require Nexstar to pay a fixed rate and receive a floating rate, thereby creating fixed rate debt. Additionally, one reverse swap agreement in the notional amount of $60.0 million was in effect. The agreements are designated as a hedge of interest rates, and the differential to be paid or received on the swaps is accrued as an adjustment to interest expense. The fair value of the interest rate swap agreements representing the cash the Company would pay to settle the agreements, was approximately $0.2 million and $0.3 million at December 31, 2000 and September 30, 2001, respectively. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps and no gains or losses were excluded from the assessment of hedge effectiveness.

            Debt Financing Costs
            In conjunction with the amendment and restatement of the credit facility in January 2001, the Company expensed $262,521 related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item.

8.          Member's Interest

            On January 12, 2001, Nexstar received $105.0 million in capital contributions from Nexstar Holdings II, L.L.C. (known then as Nexstar Finance Holdings, L.L.C.). On March 16, 2001, concurrent with the funding from the senior subordinated notes, $30.0 million was distributed back to Nexstar. On August 7, 2001, Nexstar received $20.0 million in capital contributions from Nexstar Holdings, the proceeds of which were used to reduce bank debt.

9.          Income Taxes

            The Company's income tax benefit was $627,949 for the nine months ended September 30, 2001 compared to income tax expense of $373,853 for the nine months ended September 30, 2000. The effective tax rate benefit of 2.3% for the nine months ended September 30, 2001 compares to an expense of 4.9% for the nine months ended September 30, 2000. The significant differences from the statutory rate and the effective tax rate for the nine months ended September 30, 2000 and 2001 include an increase in the valuation allowance,

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            amortization of goodwill and income earned by entities not subject to corporate income tax. The benefit increase in the effective tax rate resulted from the current year's projected permanent differences between book and tax income being a lower percentage of pre-tax loss and an increase in the Company's net loss for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

10.         Commitments and Contingencies

            From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

11.         Nexstar Finance, Inc.

            Nexstar Finance, Inc. was incorporated on December 5, 2000 in the State of Delaware for the purpose of facilitating future financings. Nexstar Finance, Inc. was capitalized with an immaterial amount of equity and had no operating activities for the nine-month period ended September 30, 2001.

12.         Subsequent Events

            On November 14, 2001 Nexstar received $15.0 million in capital contributions from Nexstar Holdings, the proceeds of which were used to reduce bank debt.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Balance Sheet as of September 30, 2001, Unaudited Consolidated Statement of Operations and other unaudited financial statements for the three and nine months ended September 30, 2000 and 2001 and notes to related financial statements elsewhere in this report on Form 10-Q. This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," believe," "expect" or "anticipate" and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed elsewhere in the report on Form 10-Q and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this report on Form 10-Q are made only as of the date of this report on Form 10-Q and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

We make references throughout our "Management's Discussion and Analysis of Financial Condition and Results of Operations" to comparisons on a "same station basis." These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the nine months ended September 30, 2000 versus the nine months ended September 30, 2001 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO and KTAB. As used in this report on Form 10-Q, unless the context indicated otherwise, "Nexstar" refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc.; "Bastet Group" refers to Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. which are each special purpose entities, and all of their respective subsidiaries; and all references to "we," "our," and "us" refer, collectively, to Nexstar and the Bastet Group.

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

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, approximately 61.9% of our annual spot revenue for the year ended December 31, 2000 and 61.6% of our revenue for the nine months ended September 30, 2001 was generated from local advertising which is sold by a station's sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station's market. National commission rates vary within the industry but are governed by each station's agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. Local advertising agencies place most of the local spot revenue; however, some local advertisers place their schedules directly with the local sales staff thereby eliminating the agency commission.

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

Nexstar's acquisitions during the fiscal year 2000 and the nine months ended September 30, 2001 affect the comparability of the operating results discussed below. Nexstar entered into a time brokerage agreement in May 2000 to operate KMID, the ABC affiliate in Midland-Odessa, Texas and in September 2000, the assets were purchased for approximately $10.0 million. Nexstar purchased assets of KTAL, the NBC affiliate in Shreveport, Louisiana, in November 2000 for approximately $35.3 million. In July 1999, Nexstar entered into a time brokerage

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

agreement to operate WCIA/WCFN, the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market and WMBD, the CBS affiliate in the Peoria-Bloomington, Illinois market. The assets of these stations were subsequently purchased in January 2001.

Recent Developments

In January 2001, we acquired the assets of WCIA/WCFN and WMBD for approximately $108.0 million. WCIA/WCFN is the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market, and WMBD is the CBS affiliate in the Peoria-Bloomington, Illinois market. We financed the purchase of WCIA/WCFN and WMBD with the proceeds of (1) our existing $275.0 million senior credit facilities and (2) $105.0 million of equity contributed from our parent, Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.).

In March 2001, we sold $160.0 million of 12% Senior Subordinated Notes due 2008. The proceeds were used to (1) repay $116.2 million of revolver loans under our existing credit facilities, (2) to distribute $30.0 million to Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.) and (3) to pay for transaction costs.

On August 7, 2001 and on November 14, 2001 Nexstar received $20.0 million and $15.0 million, respectively, in capital contributions from Nexstar Holdings. The proceeds from both events were used to reduce bank debt.

Historical Performance

Revenues

The following table sets forth the principal types of revenues received by our stations for the periods indicated and the percentage contribution of each subcategory of our total revenues, as well as agency and national sales representative commissions:


                                Three Months Ended September 30,          Nine Months Ended September 30,
                              -----------------------------------      -----------------------------------
                                    2000                2001                2000                 2001
                              ---------------     ---------------      ---------------     ---------------
                              Amount      %       Amount      %        Amount      %       Amount      %
                              ------    -----     ------    -----      ------    -----     ------    -----
                               (dollars in thousands)                   (dollars in thousands)
Local                        $15,478     50.7    $14,463     56.3     $44,985     52.1    $46,031     56.2
National                       8,789     28.8      8,678     33.8      29,046     33.7     27,841     34.0
Political                      4,210     13.8        230      0.9       6,022      7.0        867      1.0
Network compensation           1,559      5.1      1,836      7.1       4,591      5.3      5,349      6.5
Other                            473      1.6        501      1.9       1,655      1.9      1,866      2.3
                             -------    -----    -------    -----     -------    -----    -------    -----
   Total gross revenue        30,509    100.0     25,708    100.0      86,299    100.0     81,954    100.0
Less: Agency and national
   representative commissions  4,212     13.8      3,410     13.3      11,931     13.8     10,997     13.4
                             -------    -----    -------    -----     -------    -----    -------    -----
   Net broadcast revenue      26,297     86.2     22,298     86.7      74,368     86.2     70,957     86.6
Trade and barter               2,402               2,563                6,639               7,555
                             -------             -------              -------             -------

       Total net revenue     $28,699             $24,861              $81,007             $78,512
                             =======             =======              =======             =======

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

                                           Three Months Ended September 30,            Nine Months Ended September 30,
                                       ---------------------------------------     ---------------------------------------
                                              2000                   2001               2000                    2001
                                       -----------------      ----------------     -----------------     -----------------
                                        Amount       %         Amount      %        Amount       %        Amount       %
                                       --------    -----      -------    -----     --------    -----     --------    -----
                                               (dollars in thousands)                      (dollars in thousands)
Total net revenue                      $28,699     100.0     $ 24,861    100.0     $81,007     100.0     $ 78,512    100.0
Operating expenses:
   Station operating, net of trade       6,932      24.2        7,038     28.3      20,364      25.1       21,395     27.3
   Selling, general and administrative   7,169      25.0        6,754     27.2      20,878      25.8       20,619     26.3
   Trade and barter                      2,256       7.9        2,456      9.9       6,435       7.9        7,548      9.6
   Depreciation and amortization         5,709      19.9        8,521     34.3      17,518      21.6       25,259     32.2
   Amortization of program license
      rights, net of barter              2,065       7.2        2,066      8.3       6,283       7.8        5,965      7.6
                                       -------               --------              -------               --------

      Operating income (loss)          $ 4,568               $ (1,974)             $ 9,529               $ (2,274)
                                       =======               ========              =======               ========


Broadcast Cash Flow

The following table sets forth certain operating data for the three months and nine months ended September 30, 2000 and 2001:

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             --------------------------------     -------------------------------
                                                                  2000              2001              2000            2001
                                                                  ----              ----              ----            ----
                                                                 Amount            Amount            Amount          Amount
                                                                 ------            ------            ------          ------
                                                                  (dollars in thousands)             (dollars in thousands)
Operating income (loss)                                         $ 4,568          $ (1,974)          $ 9,529         $ (2,274)
Add:
     Amortization of program license rights, net of barter        2,065             2,066             6,283            5,965
     Depreciation and amortization                                5,709             8,521            17,518           25,259
     Corporate expenses (1)                                         813               593             2,238            1,951
     Non-recurring license and marketing agreement fees             509                 -             1,466               77
     Trade and barter expense                                     2,256             2,456             6,435            7,548
     Interest income                                                117               141               234              297
Less:
     Trade and barter revenue                                     2,401             2,563             6,639            7,555
     Payments for program license liabilities                     2,000             2,011             6,197            6,020
                                                                -------          --------           -------         --------

Broadcast cash flow                                             $11,636          $  7,229           $30,867         $ 25,248
                                                                =======          ========           =======         ========

     Broadcast cash flow margin (2)                               44.2%             32.4%             41.5%            35.6%


   (1) Corporate expenses represent costs associated with the centralized management of our stations.

   (2) Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net broadcast revenue for the three months ended September 30, 2001 was $22.3 million, a decrease of $4.0 million, compared to $26.3 million for the three months ended September 30, 2000. An increase in net broadcast revenue of $0.2 million was attributed to stations acquired after January 1, 2000. On a same station basis, net broadcast revenue for the three months ended September 30, 2001 was $16.3 million as compared to $20.5 million for September 30, 2000, a decrease of 20.5%. Of this decrease, $1.5 million was local revenue, which was heavily impacted by the terrorist attack on September 11, 2001 and the comparative absence of advertising revenue from the 2000 Olympic games, $2.6 million was non-recurring political revenue and the remaining $0.1 was national revenue. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days. The unscheduled newcasts and absence of commercial breaks resulted in a loss of approximately $1.1 million in net broadcast revenue for our stations.

Operating expenses, including selling, general and administrative expenses and corporate overhead for the three months ended September 30, 2001 were $13.8 million, compared to $14.1 million for the three months ended September 30, 2000, a decrease of $0.3 million. A $0.3 million increase in operating expenses was attributed to stations acquired after January 1, 2000. On a same station basis, operating expenses for the three months ended September 30, 2001 were $9.3 million as compared to $9.9 million for the three months ended September 30, 2000, a 6.1% decrease. The decrease was a result of cost reductions implemented during the year and lower local commission costs as a consequence of lower revenues.

Amortization of program license rights, net of barter, for the three months ended September 30, 2001 was $2.1 million, compared to $2.1 million for the three months ended September 30, 2000, flat with the prior year. The stations acquired after January 1, 2000 accounted for an increase of $0.1 million. On a same station basis, amortization of program license rights for the three months ended September 30, 2001 were $1.4 million, as compared to $1.5 million for the three months ended September 30, 2000, a 6.7% decrease. This decrease was primarily associated with cost reductions of renewed or replacement programs.

Depreciation of property and equipment and amortization of intangibles was $8.5 million for the three months ended September 30, 2001, compared to $5.7 million for the three months ended September 30, 2000, an increase of $2.8 million. An increase of $2.9 million was attributed to stations acquired after January 1, 2000 with a $0.1 million offsetting decrease from previously owned stations.

The operating loss for the three months ended September 30, 2001 was $2.0 million, compared to operating income of $4.6 million for the three months ended September 30, 2000. Of the $6.6 million decrease, approximately $3.6 million was attributed to operating losses from stations purchased after January 1, 2000. On a same station basis, the operating loss for the three months ended September 30, 2001 was $0.5 million, as compared to operating income of $2.5 million for the three months ended September 30, 2000. The $3.0 million decrease in operating income is primarily a result of lower net revenues.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2001 was $8.8 million, compared to $5.9 million for the same period in 2000. The increase was primarily attributed to the increased indebtedness for the stations purchased in 2000 and 2001.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

As a result of the factors discussed above, our net loss was $10.4 million for the three months ended September 30, 2001, compared to a net loss of $1.6 million for the same period in 2000, an increase in net loss of $8.8 million.

Broadcast cash flow for the three months ended September 30, 2001 was $7.2 million, compared to $11.6 million for the same period in 2000. The stations acquired after January 1, 2000 accounted for a $0.6 million decrease. On a same station basis, broadcast cash flow for the three months ended September 30, 2001 was $5.7 million, compared to $9.5 million for the same period in 2000. Broadcast cash flow margins for the three months ended September 30, 2001 decreased to 32.4% from 44.2% for the same period in 2000. The decrease in margin was primarily a result of a decrease in net broadcast revenue.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net broadcast revenue for the nine months ended September 30, 2001 was $71.0 million, a decrease of $3.4 million, compared to $74.4 million for the nine months ended September 30, 2000. An increase in net broadcast revenue of $3.5 million was attributed to stations acquired after January 1, 2000. On a same station basis, net broadcast revenue for the nine months ended September 30, 2001 was $51.2 million as compared to $58.1 million for September 30, 2000, a decrease of 11.9%. Of this decrease, $2.1 million was due to a decline in national revenue, $1.8 was attributed to local revenue, and $3.2 million was non-recurring political revenue partially offset by increases in other broadcast revenue for the first nine months of 2001. A general slowdown in the advertising industry, the terrorist attack, the comparative absence of advertising from the 2000 Olympic games and non-recurring political advertising are the primary components of the decrease in broadcast revenue.

Operating expenses, including selling, general and administrative expenses and corporate overhead for the nine months ended September 30, 2001 were $42.0 million, compared to $41.2 million for the nine months ended September 30, 2000, an increase of $0.8 million. A $1.7 million increase was attributed to stations acquired after January 1, 2000. On a same station basis, operating expenses for the nine months ended September 30, 2001 were $29.7 million as compared to $30.6 million for the nine months ended September 30, 2000, a 2.9% decrease. The decrease was a result of cost reductions implemented during the year and lower local commission costs as a consequence of lower revenues.

Amortization of program license rights, net of barter, for the nine months ended September 30, 2001 was $6.0 million, compared to $6.3 million for the nine months ended September 30, 2000, a decrease of $0.3 million. The stations acquired after January 1, 2000 accounted for an increase of $0.3 million. On a same station basis, amortization of program license rights for the nine months ended September 30, 2001 were $4.1 million, as compared to $4.7 million for the nine months ended September 30, 2000, a 12.8% decrease. This decrease was primarily associated with cost reductions of renewed or replacement programs.

Depreciation of property and equipment and amortization of intangibles was $25.3 million for the nine months ended September 30, 2001, compared to $17.5 million for the nine months ended September 30, 2000, and increase of $7.8 million. An increase of $8.5 million was attributed to stations acquired after January 1, 2000 partially offset by a $0.7 million decrease from the expiration of intangible assets with short lives from previously owned stations.

The operating loss for the nine months ended September 30, 2001 was $2.3 million, compared to operating income of $9.5 million for the nine months ended September 30, 2000. Of the $11.8 million decrease, approximately $8.6 million was attributed to operating losses from stations purchased after January 1, 2000. On a same station basis, the operating income for the nine months ended September 30, 2001 was $0.1 million, as compared to $3.3 million for the nine

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

months ended September 30,2000. The $3.2 million decrease in operating income is primarily a result of lower net revenues.

Interest expense, including amortization of debt finance cost, for the nine months ended September 30, 2001 was $25.1 million, compared to $17.2 million for the same period in 2000. The increase was primarily attributed to the increased indebtedness for the stations purchased in 2000 and 2001.

For the nine months ended September 30, 2001, we wrote off $0.3 million of debt financing costs, net of tax effect, as a result of refinancing our senior credit facilities in January 2001.

As a result of the factors discussed above, our net loss was $27.1 million for the nine months ended September 30, 2001, compared to a net loss of $8.0 million for the same period in 2000, an increase in net loss of $19.1 million.

Broadcast cash flow for the nine months ended September 30, 2001 was $25.2 million, compared to $30.9 million for the same period in 2000. The stations acquired after January 1, 2000 accounted for a $0.2 million increase. On a same station basis, broadcast cash flow for the nine months ended September 30, 2001 was $18.9 million, compared to $24.8 million for the same period in 2000. Broadcast cash flow margins for the nine months ended September 30, 2001 decreased to 35.6% from 41.5% for the same period in 2000. The decrease in margin was primarily a result of a decrease in net broadcast revenue.

Liquidity and Capital Resources

As of September 30, 2001, cash and cash equivalents were $2.1 million compared to $9.3 million as of September 30, 2000.

Our primary sources of liquidity are cash flows from operating activities and senior credit facilities. Cash flows provided by operating activities were $6.5 million for the nine months ended September 30, 2001, compared to $10.9 million for the nine months ended September 30, 2000.

Cash used for investing activities was $112.9 million for the nine months ended September 30, 2001, as compared to $14.5 million for the nine months ended September 30, 2000. Investing activities for the nine months ended September 30, 2001 was the result of an outlay of approximately $108.0 million for the purchase of WCIA and WMBD as compared to $10.0 million for the purchase of KMID for the same period in 2000.

Cash flows from financing activities were $105.7 million for the nine months ended September 30, 2001, compared to $9.9 million for the nine months ended September 30, 2000. The change in cash flows from financing activities for the nine months ended September 30, 2001 was the result of (1) borrowings under the new senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 to the credit agreement governing our senior credit facilities to allow for a $50.0 Term A facility, a $75.0 million Term B facility and a $110.0 million revolving facility, (2) borrowings of $153.6 million under the newly issued senior subordinated notes and (3) additional equity proceeds of $95.0 million (net of a distribution of $30.0 million) less the repayment of the existing senior credit facility.

We believe based on current operations and projected growth, that our cash flow from operations, together with borrowings available under our senior credit facilities, will be sufficient to meet our future requirements for working capital, capital expenditures and interest payments.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Senior Credit Facilities

On January 12, 2001, Nexstar and Bastet/Mission each entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing the Nexstar facility provided for a reducing revolving credit facility in the amount of $72.0 million and a term loan facility in the amount of $110.0 million. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facility was amended to adjust financial covenants effective for the quarter ended September 30, 2001 and future periods and to reduce the revolving facility to $42.0 million. Prepayments have been made under Term A, which has effectively reduced the commitment to $37.0 million, excluding the prepayment made on November 14, 2001. The terms of the credit agreement governing the Bastet/Mission facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Interest rates associated with the Nexstar and the Bastet/Mission credit facilities are based, at our option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees based on our consolidated total leverage ratio for that particular quarter on the unused portion of the revolving commitments. The reducing revolving credit facility and the term loans are subject to amortization schedules. The reducing revolver and Term Loan A are due and payable on January 12, 2007 and the maturity date for Term Loan B is July 12, 2007. The senior credit facilities contain covenants, which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We are retroactively in compliance with all covenants at September 30, 2001 after obtaining the amendment on November 14, 2001.

Senior Subordinated Notes

On March 16, 2001, Nexstar issued $160.0 million of 12% Senior Subordinated Notes (the "notes") at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of our domestic existing and future restricted subsidiaries. They are general unsecured senior subordinated obligations subordinated to all of our senior debt. The notes are redeemable on or after April 1, 2005 and Nexstar may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes contain covenants, which require the Nexstar to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants at September 30, 2001.

 .
Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", which established new guidelines for accounting for such transactions. Subsequently, SFAS No. 133 was amended by the issuance of SFAS No. 137 and SFAS No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. We adopted SFAS No. 133 on January 1, 2001.

We use derivative financial instruments for purposes other than trading, such as hedging for long-term debt and does so to reduce its exposure to fluctuations in interest rates, as dictated by their credit agreement. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings, to the extent it is significant. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS No. 143 will have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will be adopted by us, as required, in fiscal year 2002. We are currently assessing the effect of this new statement on our consolidated financial position and results of operations but have not yet determined the impact of adoption. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $2.7 million.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial statements.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

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

         All borrowings at December 31, 2000 under the Bastet Group credit agreement bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (9.015% at December 31,2000).

         At December 31, 2000, Nexstar had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $15.0 million. Nexstar's interest rate swap agreements require Nexstar to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The agreements are designated as a hedge of interest rates, and the differential to be paid or received on the swaps is accrued as an adjustment to interest expense, Nexstar is exposed to credit loss in the event of nonperformance by the counterparty. The financial instruments expire on December 31,2002, November 8, 2002 and May 21, 2001, respectively.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Not applicable.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Nexstar Finance, L.L.C.
                                  Nexstar Finance, Inc.



                                  /s/ Perry A. Sook
                                  ---------------------------------
                                  By:   Perry A. Sook
                                  Its:  President and Chief Executive Officer





                                  /s/ Shirley Green
                                  ---------------------------------
                                  By:   Shirley Green
                                  Its:  Vice President-Finance
                                        (Principal Financial Officer)


                                  Dated:  November 14, 2001