Form 10-K405
period 2001-12-31
NEXSTAR FINANCE LLC; NEXSTAR FINANCE INC
filed 2002-03-27
CIK 1142126, 1142125

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934

    for the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    for the transition period from         to        .

                       Commission File Number: 333-62916

                               -----------------

                            NEXSTAR FINANCE, L.L.C.
                             NEXSTAR FINANCE, INC.
            (Exact name of registrant as specified in its charter)

                                                                                  23-3063155
                          Delaware                                                23-3063152
          (State of Organization or Incorporation)                    (IRS Employer Identification No.)

           200 Abington Executive Park, Suite 201
             Clarks Summit, Pennsylvania 18411                                  (570) 586-5400
(Address of Principal Executive Offices, including Zip Code) (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 31, 2001, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
ITEM 1.   BUSINESS.........................................................   2
ITEM 2.   PROPERTIES.......................................................  23
ITEM 3.   LEGAL PROCEEDINGS................................................  25
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  25

PART II
ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS..........  26
ITEM 6.   SELECTED FINANCIAL DATA..........................................  26
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..........................................  27
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  38
ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........  39
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE...........................................  39

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.................................  40
ITEM 11.  EXECUTIVE COMPENSATION...........................................  41
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  42
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  44

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  47
Index to Consolidated Financial Statements................................. F-1
Index to Exhibits.......................................................... E-1

General

   As used in this Annual Report on Form 10-K and unless the context indicates otherwise, (1) "Nexstar" refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc.; (2) "Nexstar Broadcasting Group" refers to Nexstar Broadcasting Group, L.L.C. but not its direct or indirect subsidiaries; (3) "Nexstar Broadcasting" refers to Nexstar Broadcasting Group, L.L.C., and all of Nexstar Broadcasting Group, L.L.C.'s direct and indirect subsidiaries, including Nexstar; (4) "Bastet Group" refers to Bastet Broadcasting, Inc., Mission Broadcasting of Joplin, Inc., Mission Broadcasting of Wichita Falls, Inc. and all of their respective subsidiaries; and (5) all references to "we," "our," "ours," and "us" refer, collectively, to Nexstar and the Bastet Group. Nexstar has time brokerage, shared services and joint sales agreements relating to the television stations owned by the Bastet Group, but does not own any of the equity interests in the Bastet Group. For a description of the relationship between Nexstar and the Bastet Group, see "Certain Relationships and Related Transactions."

   In the context of describing ownership of television stations in a particular market, the term "duopoly" refers to owning or deriving the economic benefit, through joint sales agreements, time brokerage agreements and shared services agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. "Business" and Item 13. "Certain Relationships and Related Transactions."

   There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2001 as estimated by the A.C. Nielsen Company as published in BIA Investing in Television, 4th ed. 2001.

   Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Neilsen Station Index for Sunday to Saturday, 7:00 AM to 1:00AM dated November 2001 and (2) the term "station" or "commercial station" means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (5) the term "independent" describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

   Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in paretheses: Dharma & Greg, King of the Hill, The Simpsons, Divorce Court (20th Century Fox Film Corporation); Seinfeld, Ricky Lake (Columbia Tristar Television Distribution, a unit of Sony Pictures); Judge Judy, Entertainment Tonight, Spin City, Montel, Frasier, Andy Griffith (Paramount Distribution); The Rosie O'Donnell Show, Extra, Friends, Martin (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); The Maury Povich Show, Sally (Studios USA Television Distribution LLC); That 70's Show, Third Rock From The Sun (Carsey Werner Distribution LLC); Home Improvement (Buena Vista Television, Inc.); Everybody Loves Raymond (Eyemark Entertainment); and The Oprah Winfrey Show, Wheel of Fortune, Jeopardy, Hollywood Squares (King World Productions, Inc.).

   This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations;performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

   Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. "Business--Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect new information or subsequent events or circumstances unless otherwise required by law.

                                    PART I

Item 1.  Business

Overview

   Nexstar's predecessor was formed in 1996 to own and operate television stations in small- and medium-sized markets across the United States. We completed our first acquisition in June 1996 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Our stations are geographically diverse, existing in seven states stretching from Texas to New York. We also benefit from diversity in our network affiliations. Specifically, the stations in our group have primary affiliation agreements with all four major networks (six with NBC, five with CBS, three with ABC, two with Fox) and one with UPN. We currently own and operate 17 stations in 13 markets. In three of the markets in which we operate, we have duopolies. Additionally, in December 2001, Mission Broadcasting of Joplin, Inc. entered into a time brokerage agreement to provide certain programming to and sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station's assets, which is scheduled to close on September 30, 2002. The purchase price for the assets is $14.0 million and will be financed under the Bastet Group's senior credit facility. Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. Nexstar and Sinclair Broadcast Group, Inc. will share in the combined broadcast cash flow generated by WYZZ and Nexstar-owned WMBD. For the year ended December 31, 2001, no single station contributed more than 11.3% of total net revenue or 16.2% of broadcast cash flow with the majority of the stations contributing no more than 7.0% of total net revenue or 7.0% of broadcast cash flow.

   We believe there are significant advantages in focusing on small- to medium-sized markets, most of which result from a lower level of local competition as compared to larger markets. Many of the broadcast television competitors in our markets are, generally, not as professionally managed or well capitalized as we are, and are often family owned and operated. By providing equity incentives to our station general managers, we are able to attract management with experience in larger markets who employ marketing and sales techniques that are not typically utilized in our markets. Lastly, in negotiating with programming vendors, we are able to exercise leverage because there are typically more programs available than outlets. In many of our markets, there are only two or three other competing commercial local television stations.

   We target markets that have stable employment and population, a diverse base of employers (government, education, business), and communities receptive to local programming. Broadcast television stations in these markets offer an opportunity to generate attractive and stable broadcast cash flows while providing limited competition for viewers and syndicated programming. As a result of the implementation of our business strategies, discussed below, we have experienced significant growth.

Business Strategy

   Within our markets, we seek to maximize revenue growth and broadcast cash flow through the following strategies:

   Develop Leading Local Franchises. Each of our stations seeks to create a distinct identity, primarily through the quality of its local news programming. In 10 of our 13 markets, we rank number one or number two in news viewership. Strong local news generates high ratings among attractive demographic profiles and enhances audience loyalty, which results in higher ratings for programs both preceding and following the news. We continually invest in our stations' news product and have increased the local news programming of our stations, since acquisition, in the aggregate by 25.1% to 280 hours per week. Extensive local sports coverage further differentiates us from our competitors and adds to our local advertising appeal. In addition, each station actively sponsors community events, which has led to stronger community relationships and increased local advertising.

   Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to capitalize on our investment in local programming. We seek to maximize local advertising revenues, which are generally more stable than national advertising revenues and which we directly manage through our own local sales forces. For the year ended December 31, 2001, the percentage of our total spot revenues, excluding political, from local advertising was 62.5%, while for the year ended December 31, 2000, our total spot revenues, excluding political, from local advertising was 61.9%, each of which we believe is higher than other station groups. While we maintain strict cost controls, in most of our markets we have increased the size and quality of our local sales force. Since acquiring our stations, we have added a net total of 26 account executives, a 30.0% increase in our overall sales force. We also invest in our sales personnel by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

   Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings opportunities at each of our stations, and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our entire station portfolio. Due to the significant negotiating leverage afforded by our scale and limited competition in our markets, our cash programming expenses were 7.2% of the total net revenue for the years ended December 31, 2001 and 2000, which we believe is lower than other station groups.

   Attract and Retain High Quality Management. We are able to attract and retain station general managers with proven track records in larger television markets by offering equity incentives, which typically are not offered by other station operators in our markets. All of Nexstar's station general managers have purchased equity interests in Nexstar Broadcasting. Our station general managers have an average of over 20 years of experience in the television broadcasting industry. Since Nexstar's inception, there has been no turnover at our general manager level, with the exception of that which occurred as a result of retirement or actions initiated by us.

   Pursue Duopoly Opportunities. We seek to eliminate redundant management and achieve significant economies of scale in marketing, programming and capital expenditures by combining the operations of two or three stations in one market, typically into a single physical facility. For example, in our Wichita Falls, Texas facility, we simultaneously operate three separate stations, KFDX
(NBC), KJTL (Fox) and KJBO-LP (UPN), with a single general sales manager, engineering department, production crew and administrative staff. We selectively evaluate acquisitions and asset exchanges with the objective of obtaining additional duopolies.

Our Stations

   The following chart sets forth general information about our stations:

                                                                            Commercial
                                               Market             Station   Stations in
Station                   Market                Rank  Affiliation Rank/(1)/ Market/(2)/
-------      --------------------------------- ------ ----------- --------  -----------
WBRE         Wilkes Barre-Scranton, PA           52       NBC        2           4
WYOU/(3)/    Wilkes Barre-Scranton, PA           52       CBS        3           4
WROC         Rochester, NY                       71       CBS        1           4
KTAL         Shreveport, LA                      79       NBC        3           5
WCIA/WCFN    Champaign-Springfield-Decatur, IL   82       CBS        1           5
WMBD         Peoria-Bloomington, IL             116       CBS        2           4
WYZZ/(4)/    Peoria-Bloomington, IL             116       Fox        4           4
KBTV         Beaumont-Port Arthur, TX           136       NBC        3           3
KFDX         Wichita Falls, TX-Lawton, OK       141       NBC        1           4
KJTL/(7)/    Wichita Falls, TX-Lawton, OK       141       Fox        4           4
KJBO-LP/(7)/ Wichita Falls, TX-Lawton, OK       141       UPN        NA          4
KSNF         Joplin, MO-Pittsburgh, KS          142       NBC        3           3
KODE/(6)/    Joplin, MO-Pittsburgh, KS          142       ABC        2           3
WJET         Erie, PA                           143       ABC        3           4
WFXP/(5)/    Erie, PA                           143       Fox        4           4
WTWO         Terre Haute, IN                    145       NBC        2           3
KMID         Midland-Odessa, TX                 154       ABC     2 (tied)       5
KTAB         Abilene-Sweetwater, TX             162       CBS        1           4
KQTV         St. Joseph, MO                     189       ABC        1           1

--------
(1) Station ranking in market is determined by audience shares from November
    2001.
(2) The term "commercial station" means a television broadcast station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielson reporting standards.
(3) Owned by Bastet Broadcasting, Inc. and operated under a shared services agreement.
(4) Owned by a subsidiary of Sinclair Broadcasting Group, Inc. and operated under an outsourcing agreement with Nexstar.
(5) Owned by Bastet Broadcasting, Inc. and operated under a time brokerage agreement.
(6) Owned by a subsidiary of GOCOM Holdings, LLC and operated under a time brokerage agreement with Mission Broadcasting of Joplin, Inc.
(7) Owned by Mission Broadcasting of Wichita Falls, Inc. and operated under a shared services agreement and joint sales agreement.

Wilkes Barre-Scranton, PA

WBRE

   Station Profile. Nexstar acquired WBRE, an NBC affiliate, in January 1998. For the November 2001 ratings period, WBRE ranked second in its market, with an audience share of 13.0%. The station's syndicated programming includes Wheel of Fortune, The Oprah Winfrey Show and Seinfeld.

WYOU

   Station Profile. Nexstar acquired WYOU, a CBS affiliate, in June 1996 and sold it to the Bastet Group in 1998, when a shared services agreement was entered into with WBRE. For the November 2001 ratings period, WYOU ranked third in its market, with an audience share of 10.0%. The station's syndicated programming includes King of the Hill, Entertainment Tonight, and Judge Judy.

Rochester, NY

WROC

   Station Profile. Nexstar acquired WROC, a CBS affiliate, in December 1999. For the November 2001 ratings period, WROC ranked first in its market, with an audience share of 16.0%. The station's syndicated programming includes Jeopardy, Wheel of Fortune and Entertainment Tonight.

Shreveport, LA

KTAL

   Station Profile. Nexstar acquired KTAL, an NBC affiliate, in November 2000. For the November 2001 ratings period, KTAL ranked third in its market, with an audience share of 8.0%. The station's syndicated programming includes Wheel of Fortune, Hollywood Squares and Divorce Court.

Champaign-Springfield-Decatur, IL

WCIA

   Station Profile. Nexstar acquired WCIA, a CBS affiliate, in January 2001. For the November 2001 ratings period, WCIA ranked first in its market, with an audience share of 17.0%. The station's syndicated programming includes The Oprah Winfrey Show, Hollywood Squares and Frasier.

WCFN

   Station Profile. Nexstar acquired WCFN, which is located in Springfield, in conjunction with WCIA. Nexstar is currently using WCFN to simulcast WCIA to the southwest segment of the DMA. The FCC granted duopoly status for WCFN and Nexstar is entering into an affiliate agreement with UPN to create an additional broadcasting outlet. Launching WCFN as a stand-alone station will allow the station to benefit from substantial operational efficiencies, and will result in additional inventory to sell in the market. The initial broadcast of WCFN as a UPN station is scheduled for the second quarter of 2002. The station's syndicated programming will include Martin, Ricky Lake and Andy Griffith.

Peoria-Bloomington, IL

WMBD

   Station Profile. Nexstar acquired WMBD, a CBS affiliate, in January 2001. For the November 2001 ratings period, WMBD ranked second in its market, with an audience share of 15.0%. The station's syndicated programming includes Wheel of Fortune, Jeopardy and Hollywood Squares.

WYZZ

   Station Profile. Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. effective December 1, 2001. The agreement allows Nexstar to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate located in Bloomington. Nexstar has identified potential cost savings of over $0.8 million due to the elimination of redundant positions. Nexstar is also planning to initiate a 9 p.m. newscast in the second quarter of 2002 to enhance local programming and target the Bloomington audience. For the November 2001 ratings period, WYZZ ranked fourth in its market, with an audience share of 7.0%. The station's syndicated programming includes Spin City, Frasier and Everybody Loves Raymond.

Beaumont-Port Arthur, TX

KBTV

   Station Profile. Nexstar acquired KBTV, an NBC affiliate, in January 1998. For the November 2001 ratings period, KBTV ranked third in its market, with an audience share of 9.0%. The station's syndicated programming includes Jeopardy, Hollywood Squares and The Maury Povich Show.

Wichita Falls, TX-Lawton, OK

KFDX

   Station Profile. Nexstar acquired KFDX, an NBC affiliate, in January 1998. For the November 2001 ratings period, KFDX ranked first in its market, with an audience share of 15.0%. The station's syndicated programming includes Entertainment Tonight, Montel and The Rosie O'Donnell Show.

KJTL

   Station Profile. A member of the Bastet Group acquired KJTL, a Fox affiliate, in June 1999. For the November 2001 ratings period, KJTL ranked fourth in its market, with an audience share of 6.0%. The station's syndicated programming includes Frasier, Friends and Judge Judy.

KJBO-LP

   Station Profile. A member of the Bastet Group acquired KJBO-LP, a UPN affiliate, in June 1999. Operating through its joint sales agreement and shared services agreement with KFDX, KJBO-LP is a highly efficient operation and produces a broadcast cash flow margin greater than 80.0%.

Joplin, MO--Pittsburg, KS

KSNF

   Station Profile.   Nexstar acquired KSNF, an NBC affiliate, in January 1998.
For the November 2001 ratings period, KSNF ranked third in its market, with an audience share of 13.0%. The station's syndicated programming includes Frasier, Judge Judy and The Rosie O'Donnell Show.

KODE

   Station Profile. A member of the Bastet Group entered into a time brokerage agreement in December 2001 to provide certain programming and sell the advertising time on KODE, an ABC affiliate, pending the acquisition of its assets, at which time it will enter into a shared services agreement with Nexstar, whereby KSNF will provide certain services to KODE. Once the stations share the same facility, the anticipated cost savings of eliminating redundant positions and other expenses is approximately $0.8 million. For the November 2001 ratings period, KODE ranked second in its market, with an audience share of 15.0%. The station's syndicated programming includes Seinfeld, Jeopardy and Oprah.

Erie, PA

WJET

   Station Profile. Nexstar acquired WJET, an ABC affiliate, in January 1998. For the November 2001 ratings period, WJET ranked third in its market, with an audience share of 15.0%. The station's syndicated programming includes Frasier, Seinfeld and Everybody Loves Raymond.

WFXP

   Station Profile. Nexstar began its time brokerage agreement with WFXP, a Fox affiliate, in August 1998. In November 1998, a member of the Bastet Group acquired WFXP. For the November 2001 ratings period, WFXP ranked fourth in its market, with an audience share of 6.0%. WFXP's syndicated programming includes Friends, The Simpsons and Spin City.

Terre Haute, IN

WTWO

   Station Profile. Nexstar acquired WTWO, an NBC affiliate, in April 1997. For the November 2001 ratings period, WTWO ranked second in its market, with an audience share of 17.0%. The station's syndicated programming includes The Oprah Winfrey Show, Jeopardy and Wheel of Fortune.

Midland-Odessa, TX

KMID

   Station Profile. Nexstar acquired KMID, an ABC affiliate, in September 2001. For the November 2001 ratings period, KMID tied for second in market ranking, with an audience share of 12.0%. The station's syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

Abilene, TX

KTAB

   Station Profile. Nexstar purchased KTAB, a CBS affiliate, in August 1999. For the November 2001 ratings period, KTAB ranked first in its market, with an audience share of 16.0%. The station's syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

St. Joseph, MO

KQTV

   Station Profile. Nexstar acquired KQTV, an ABC affiliate, in April 1997. KQTV is the only commercial television station in its market. In the November 2001 ratings period, KQTV had an audience share of 19.0%. The station's syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Friends.

Industry Background

  The Television Broadcasting Industry

   Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

  The Market for Television Programming

   Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups which an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

   All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the station's "rating," which is a percentage of the total potential audience in the market viewing a station, or the station's "share," which is the percentage of the audience actually watching television. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed.

   Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station's revenues, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenues. The affiliates retains the revenues from the time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources.

   Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial stations.

  Developments in the Television Market

   Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through the 1990s, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable television services.

   Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration in the 1980s and 1990s, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 56.0% to 82.0%.

   In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

   The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC has allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators must complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless an extension of time has been granted. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

  General

   Television station revenues are primarily derived from the sale of local and national advertising. Television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

   All network-affiliated stations are required to carry spot advertising sold by their networks which reduces the amount of advertising spots available for sale by our stations. Our stations sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

   Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations' local sales staffs.

   Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations' sales force. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

  Local Sales

   Local advertising time is sold by each station's local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising are generally more stable and more controllable. We seek to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

  National Sales

   National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

   Each station is affiliated with its network pursuant to an affiliation agreement. WBRE, WTWO, KTAL, KBTV, KFDX and KSNF are affiliated with NBC. KTAB, WROC, WCIA/WCFN, WMBD and WYOU are affiliated with CBS. WJET, KMID and KQTV are affiliated with ABC. KJTL and WFXP are affiliated with Fox and KJBO-LP is affiliated with UPN. KODE, owned by a subsidiary of GOCOM Holdings, LLC and operated under a time brokerage agreement by Mission Broadcasting of Joplin, Inc., is affiliated with ABC. WYZZ, owned by a subsidiary of Sinclair Broadcast Group, Inc. and operated under an outsourcing agreement with Nexstar, is a Fox affiliate.

   Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in each affiliation agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday from 8:00 p.m. to 11:00 p.m., Eastern time and Sunday from 7:00 p.m. to 11:00 p.m., Eastern time) generates the highest hourly rates.

   Our NBC affiliation agreements for WBRE, WTWO, KBTV, KFDX, and KSNF expire on December 31, 2008, while our NBC affiliation agreement for KTAL expires on December 31, 2005. Our CBS affiliate agreement for KTAB expires on December 31, 2004. Our CBS affiliation agreement for WROC expires on January 31, 2005 and our CBS affiliation agreement for WCIA/WCFN and WMBD expires on September 30, 2005. Our CBS affiliation agreement with WYOU expires on December 31, 2007. Our ABC affiliation agreement for WJET expires on January 2, 2005. Our ABC network affiliation agreement for KMID expires on July 15, 2005. Our ABC affiliation agreement for KQTV expires on April 15, 2007. Our Fox affiliation agreement for KJTL expires on November 30, 2003, while our Fox affiliation agreement for WFXP expires on March 31, 2006. Our UPN affiliation agreement for KJBO-LP expires on September 1, 2004; however, UPN may cancel this affiliation agreement at any time with 30 days prior written notice. The ABC affiliation agreement for KODE expires in August 2002. The Fox affiliation agreement for WYZZ is currently on a month-to-month basis.

Competition

   Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

   Audience. Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on our NBC, CBS, ABC, Fox and UPN affiliated stations is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Our stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only. A majority of the daily programming on our Fox and UPN affiliated stations consists of programming of this kind.

   Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

   Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences, and the increased competition could have an adverse effect on our advertising revenues.

   Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels or direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

   Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL/Time Warner, Inc., Viacom Communications, Inc. and The News Corporation Limited, each of which has a television network, also own or control major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the new networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

   Advertising.  Advertising rates are based upon a number of factors including:

    .  the size of the market in which the station operates;

    . a program's popularity among the viewers that an advertiser wishes to attract;

    .  the number of advertisers competing for the available time;

    .  the demographic makeup of the market served by the station;

    .  the availability of alternative advertising media in the market area;

    .  the effectiveness of the sales forces; and

    . development of projects, features and programs that tie advertiser messages to programming.

   In addition to competing with other media outlets for audience share, our stations compete for advertising revenues with:

    .  other television stations in their respective markets; and

    . other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

   Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

   The following is a brief discussion of certain provisions of the Communications Act of 1934 ("Communications Act"), as amended, and the FCC's regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC's rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

   License Grant and Renewal. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC's rules, and the licensee committed no other violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely renewed under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

   During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

   No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to license renewal.

   In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

   The FCC prohibits the assignment or the transfer of control of a broadcasting licensee without prior FCC approval.

   Ownership Matters. The FCC has rules which establish limits on the ownership of broadcast stations. The ownership limits apply only to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of five percent or more (twenty percent or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than thirty-three percent of a licensee's total assets (defined as total debt plus total equity), if that person or entity also provides over fifteen percent of the station's total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC's ownership rules, such as a radio or television station, cable television system, or daily newspaper.

   Local Ownership (Duopoly Rule). Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using A.C. Nielsen Company's DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the commonly owned stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second market station in cases where the second station is failed, failing or unbuilt. Absent these circumstances ownership of only one television station in a market is permitted. "Satellite" stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

   The FCC now attributes and counts towards the local ownership limits another in-market station that a station owner operates pursuant to a local marketing agreement if it provides more than 15 percent of the second station's weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996, are exempt from attribution for approximately five years from the adoption of the revised rule (which was adopted in 1999); this "grandfathered" period is subject to possible extension. Parties to local marketing agreements entered into on or after November 5, 1996, that would result in attribution of two stations in a market in violation of the ownership limits had until August 5, 2001, to come into compliance with the new ownership rules.

   The only market in which we currently operate stations that has the eight or more stations that allow us to own two stations in the market is Champaign-Springfield, Illinois. In all of the markets where we have entered into joint sales agreements, except for one, we do not provide programming other than news to the second station (comprising less than 15 percent of the second station's programming) and are not therefore attributed with the second station. In the one market where we do provide programming to the second station, Erie, Pennsylvania, the local marketing agreement was entered into prior to November 5, 1996. Therefore, it is exempt from the FCC's ownership rules and we may continue to operate under the terms of that agreement until at least the end of 2004.

   National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, cover more than 35.0% of all U.S. television households. In calculating the nationwide audience coverage, the ownership of UHF stations is counted as 50.0% of a market's percentage of the total national audience. The stations we own have a combined national audience reach of approximately 3.0% of television households. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's decision not to modify or repeal this rule and remanded this rule to the FCC for further consideration.

   Radio/Television Cross-Ownership Rule. The "one-to-a-market" rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. When the FCC adopted the new one-to-a-market limits in August 1999, it eliminated the waiver policy that previously applied for failed stations.

   Local Television/Cable Cross-Ownership Rule. The FCC prohibits any cable television system (including all parties under common control) from carrying the signal of any television broadcast station that has a predicted service area that overlaps, in whole or in part, the cable system's service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal this rule in its entirety. Effective upon such repeal, cable systems and co-located television stations may be commonly-owned.

   Local Television/Newspaper Cross-Ownership Rule. The FCC prohibits any party from having an attributable interest in a television station and a daily newspaper if the television station's Grade A signal contour encompasses the entire community in which the newspaper is published. In September, 2001, the FCC issued a Notice of Proposed Rule Making in which the FCC proposed to eliminate its local television/daily newspaper cross-ownership prohibition. Comments were filed in December 2001 and reply comments were due February 15, 2002.

   Cable "Must-Carry" or Retransmission Consent Rights. Every three years television broadcasters are required to make an election whether they choose to exercise their "must-carry" or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 1999, and is effective for the three-year period beginning January 1, 2000. The next election date is October 1, 2002, for the three-year period beginning January 1, 2003.

   If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station's signal in compliance with the station's carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station's programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must carry status, although it is unusual for all the required conditions to exist.

   If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station's signal without the station's consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system's carriage of the station.

   In most instances, Nexstar's stations have elected to exercise their retransmission consent rights rather than must-carry status, and have negotiated retransmission consent agreements with cable television systems in their markets. The terms of these agreements generally range from three to ten years and provide for the carriage of the stations' signals. Except for WYOU, the Bastet Group stations generally have opted for must-carry status.

   Direct-to-Home Satellite Services and Must-Carry. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute requires providers of direct broadcast satellite services such as Direct TV and Echostar, by January 1, 2002, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station's signal. Until January 1, 2002, satellite service providers were allowed (but not required) to retransmit a local station's signal within its market upon that station's consent. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are "unserved" by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a "Grade B" signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network's programming from an out-of-market affiliate carried on the satellite service.

   In those markets where satellite service providers have elected to provide carriage of local television stations, such carriage has generally been limited to the local affiliates of the major networks, including ABC,

CBS, NBC and Fox. At this time there is no satellite carriage of any of the local stations in any market in which we operate television stations. We cannot state when or if such carriage will commence.

   In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must carry status. The first election, which was to be made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on Nielsen's DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

   Digital Television. Advanced television is a digital television, or DTV, transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new advanced television channels to existing broadcast stations in the first half of 1997. For each licensed television station the FCC allocated a matching DTV channel (which is different from the station's analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage area replicate their analog coverage area. However, there are a number of variables which will ultimately determine the extent to which a station's DTV operation will provide such replication. Under certain circumstances, a station's DTV operation may reduce its geographic coverage area. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

   Under current FCC guidelines, all commercial television station operators must begin broadcasting with DTV transmission systems no later than May 1, 2002 unless an extension of time is granted. We have requested an extension of time to begin digital operations for all of our stations, except WCIA and WCFN. Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their analog channel on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels.

   Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the "core" channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments:
(1) stations with both their analog and DTV channels within the "core" channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations currently fall within the first or second group. We have no markets in which both our analog and DTV channels are outside the core.

   Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent

DTV operation will be returned to the FCC at the end of the transition period. Most of our stations and those stations with which we have local marketing agreements fall in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels.

   The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met:
(1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC's DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) fifteen percent or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations' DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations' DTV broadcasts. We cannot predict whether conditions will exist in any of our markets such that the DTV transition period will be extended under any of these provisions.

   We estimate that the conversion to DTV will require an average initial capital expenditure of approximately $250,000 per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $750,000 per station to complete the roll-out to full-power transmission of digital signal programming. In addition, for some of our stations, we may have to undertake capital expenditures to purchase studio and production equipment that can support digital format. We have applied for a six-month extension regarding the May 2002 conversion deadline for all of our stations except WCIA and WCFN, which we expect to meet the deadline.

   With respect to cable system carriage of television stations which are broadcasting both an analog and DTV signal, such stations may choose must carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must carry rights for both their analog and DTV signals. The FCC has pending a rule making proceeding examining whether to allow such stations to assert must carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must carry rights for its DTV signal.

   The exercise of must carry rights by a television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station's primary video programming carried on the cable system. Digital television signals that are carried on a cable system must be available to subscribers on the system's basic service tier.

   With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations' must carry rights as to satellite service providers, which go into effect January 1, 2002, will also apply to stations' DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

   Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC's rules and policies. Commercial television stations also are required to pay the FCC five percent of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

   Programming and Operation. The Communications Act of 1934 requires broadcasters to serve "the public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station's license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

    .  political advertising;

    .  sponsorship identifications;

    .  contest and lottery advertising;

    .  obscene and indecent broadcasts; and

    .  technical operations, including limits on radio frequency radiation.

   In 2000, the FCC enacted new Equal Employment Opportunity rules for broadcasters. The rules became effective, but in 2001, the U.S. Court of Appeals for the District of Columbia Circuit declared them invalid. The FCC suspended its rules (other than a general non-discrimination rule) and did not appeal the Court of Appeals ruling to the U.S. Supreme Court. Other parties, however, did appeal to the Supreme Court, and their appeal is pending. In the meantime, the FCC has initiated a rulemaking proceeding regarding possible new Equal Employment Opportunity rules for broadcasters.

   The Telecommunications Act of 1996 directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a "V-Chip" that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines.

   Proposed Legislation and Regulations. With the exception of the FCC's ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts and the FCC's proposal to eliminate the local television/daily newspaper cross-ownership prohibition, there are no pending rule making proceedings which are likely to have a significant impact on the television industry or the operation of our stations. The FCC may decide to initiate new rule making proceedings, on its own or in response to requests from the private sector, any of which might have such an impact. However, the FCC should shortly initiate a rulemaking proceeding to further consider the national ownership rules. Congress also may act to amend the Communications Act in a manner that would impact our stations or the television broadcast industry. Other matters that could affect our broadcast properties include technological innovations affecting the mass communications industry such as spectrum allocation matters, including assignment by the FCC of channels for additional broadcast stations, and FCC policies concerning low power television stations and multichannel video program service providers, including cable television, direct broadcast satellite and wireless cable systems.

Employees

   As of December 31, 2001, we had a total of 1,027 employees comprised of 891 full-time and 136 part-time or temporary employees. As of December 31, 2001, 214 of our employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Business

  Substantial Leverage--Our substantial indebtedness could adversely affect our financial position

   We have a significant amount of indebtedness, as set forth below.

                                                      As of
                                                   December 31,
                                                       2001
                                                   ------------
                                                   (dollars in
                                                    thousands)
                Total indebtedness(1).............   $283,853
                Member's interest.................    104,271
                                                     --------
                Total capitalization..............   $388,124
                                                     ========
                Debt to total capitalization ratio       73.1%

--------
(1) Excludes Nexstar Finance's guarantee of a $3.0 million loan for a related party. At December 31, 2001, there were $53.9 million of unused commitments under our senior credit facilities.

   Our substantial indebtedness could have important consequences. For example, it could:

   . limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes;

   . require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

   . limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

   . place us at a disadvantage compared to our competitors that have less debt.

   Any of the above listed factors could materially adversely affect us.

Ability to Service Debt--To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

   Our ability to service our debt and to finance indebtedness when necessary depends on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative and regulatory factors as well as other factors beyond our control.

   We cannot assure you that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our obligations. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. In addition, the ability to borrow funds under our senior credit facilities in the future will depend on our meeting the financial covenants in the agreements governing these facilities, including a minimum interest coverage test and a maximum leverage ratio test. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facilities, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies.

We may not receive all available cash generated by, or be able to obtain the assets of, stations owned by the Bastet Group.

   The Bastet Group consists of entities 100% owned by an independent third party. Collectively, these entities own and/or operate and program the following television stations: WYOU-TV, WFXP-TV, KJTL-TV, KJBO-TV and KODE-TV. A member of the Bastet Group entered into a time brokerage agreement with a subsidiary of GOCOM Holdings, LLC in December 2001 with regard to KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station's assets, which acquisition is scheduled to close on September 30, 2002. We do not own or control the television stations owned and/or operated by the Bastet Group, but we have entered into various management and service arrangements with them. We also guarantee the Bastet Group's combined debt. In addition, the Bastet Group has granted us options to purchase the stations owned by the Bastet Group. The Bastet Group is considered a special purpose entity in accordance with financial accounting standards. Therefore, the financial results of operations of these entities have been consolidated with those of Nexstar in our consolidated financial statements.

   The management and service arrangements that Nexstar has entered into with the Bastet Group do not entitle Nexstar to all monies generated by the stations owned and/or operated by the Bastet Group. In addition, in the event that a bankruptcy claim were filed by or against us under the U.S. Bankruptcy Code, Nexstar cannot assure you that it will be able to exercise the options that the Bastet Group has granted to Nexstar to obtain the assets of the stations owned by the Bastet Group for the benefit of Nexstar's creditors.

Possible Additional Borrowings--Despite current indebtedness levels, we may still be able to incur more debt. This could further exacerbate the risks described above.

   We may be able to incur additional indebtedness in the future. The terms of the indenture governing the 12% senior subordinated notes due 2008 issued by Nexstar Finance (the "Notes"), the indenture governing the 16% senior discount notes due 2009 issued by Nexstar (the "Discount Notes") and the terms of the credit agreements governing our senior credit facilities do not fully prohibit us from doing so. At December 31, 2001 there were $53.9 million of unused commitments under our senior credit facilities. The addition of new debt to our current debt levels could increase the leverage-related risks described above.

Restrictive Covenants--The indenture governing the Notes, the indenture governing the Discount Notes and the credit agreements governing our senior credit facilities contain various covenants that limit our management's discretion in the operation of our business.

   As more fully discussed in Note 9 to the financial statements located elsewhere in this Annual Report on Form 10-K, the indenture governing the Notes, the indenture governing the Discount Notes and the credit agreements governing our senior credit facilities contain various provisions that limit our management's discretion by restricting our ability to:

   .   incur additional debt and issue preferred stock;

   .   pay dividends and make other distributions;

   .   make investments and other restricted payments;

   .   enter into sale and leaseback transactions;

   .   create liens;

   .   sell assets; and

   .   enter into certain transactions with affiliates.

   These restrictions on our management's ability to operate our business in accordance with its discretion could have a material adverse effect on our business.

   In addition, our senior credit facilities require us to meet certain financial ratios in order to draw funds.

   If we default under any financing agreements, our lenders could:

   . elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

   . terminate their commitments, if any, to make further extensions of credit.

   If we are unable to pay our obligations to our senior secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our senior credit facilities consists of substantially all of our existing assets. In addition, a breach of certain of these restrictions or covenants, or an acceleration by our senior secured lenders of our obligations to them, would cause a default under the Notes and the Discount Notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the Notes or the Discount Notes, or to repay the Notes or the Discount Notes in full after we pay our senior secured lenders to the extent of their collateral.

Our broadcast operations could be adversely affected if we fail to renew on favorable terms, if at all, our network affiliation agreements.

   We have six primary affiliation agreements with NBC, five with CBS, three with ABC, two with Fox and one with UPN. Each of NBC, CBS and ABC generally provides our stations affiliated with these networks with up to 22 hours of prime time programming per week, while Fox and UPN each provides up to 15 hours of prime time programming per week. With respect to our affiliation agreements with NBC, CBS and ABC, our affiliated stations broadcast network-inserted commercials during the programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, we cannot assure you of the future success of each network's programming or the continuation of that programming. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We believe that we enjoy a good relationship with each of NBC, CBS, ABC, Fox and UPN. However, we cannot assure you that our affiliation agreements will be renewed or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement could adversely affect our business. For information about when we must review our network affiliation agreements, see "Business--Industry Background."

The planned industry conversion to digital television could adversely affect our broadcast business.

   Under current FCC guidelines, all commercial television stations in the United States must start broadcasting in digital format by May 2002 unless the FCC grants an extention of time and must abandon the present analog format by December 31, 2006, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The implementation of these regulations will expose our business to the following additional risks:

   . It will be expensive to convert from the current analog format to digital format. We estimate that this conversion will require an average initial capital expenditure of approximately $250,000 per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $750,000 per station to complete the roll-out to full-power transmission of digital signal programming. In addition, for some of our stations we may have to undertake capital expenditures to purchase studio and production equipment that can support digital format.

   . The digital technology may allow us and our competitors to broadcast multiple channels, compared to only one today. We do not know now what impact this will have on the competitive landscape or on our results of operations.

   . The FCC sought to replicate the coverage area of existing stations' analog signals when it assigned stations' digital channels. Because existing stations operating on very high frequency, or VHF, channels generally have larger geographic service areas than stations operating on ultra high frequency, or UHF, channels, the FCC generally made available to VHF stations digital channel allocations that allow higher power operation in order to replicate those stations' current analog coverage areas. In addition, to achieve a certain level of comparable geographic signal coverage, a station operating on a UHF channel must operate with considerably higher power than a station operating on a VHF channel. Nine of our stations including one low-power station (which may not be eligible for a digital channel assignment) presently operate on UHF channels. Eight of our stations now operate on VHF channels. Some of our stations which currently operate on UHF were allocated VHF digital channels and vice versa. The geographic coverage and power disparities could put us at a disadvantage to at least some of our competitors in certain markets. Furthermore, the higher power required to operate those of our analog VHF channels that were assigned UHF digital channels with comparable geographic signal coverage may translate into higher operating costs for these stations. These higher operating costs could have a negative effect on our results of operations.

   . In some cases, when we convert a station to digital television, the signal may not be received in as large a coverage area, or it may suffer from additional interference. Also, the digital signal may be subject to reception problems to a greater degree than current analog transmissions. As a result, viewers using antennas located inside their homes, as opposed to outdoor, roof-top antennas, may not receive reliable signals. If viewers do not receive high-quality, reliable signals from our stations, our audience viewership may suffer, and in turn, our ability to sell time to advertisers could be impaired.

   . The FCC is considering whether to require cable companies to carry both the analog and the digital signals of their local broadcasters during the transition period when television stations will be broadcasting both. The FCC stated its preliminary conclusion not to require cable carriage of both signals during this transition period. If the FCC does not require such dual carriage, cable systems in our broadcast markets may not carry our digital signal or our analog signal, which could affect us adversely.

The new federal satellite legislation could adversely affect our broadcast business.

   The Satellite Home Viewer Improvement Act of 1999 could have an adverse effect on our stations' audience shares and advertising revenues. This legislation allows satellite carriers to provide, under certain circumstances, the signals of distant stations with the same network affiliations as our stations to more television viewers in our markets than would have been permitted under previous law. In addition, the legislation allows satellite carriers to provide local television signals by satellite within a station's market, but did not require satellite carriers to carry all local stations in a market until January 2002. To date, satellite carriers are not offering the carriage of any local stations in any of Nexstar's markets.

We face certain other regulatory risks.

   The television broadcast industry is subject to regulation by the FCC under the Communications Act of 1934, as amended, and, to a certain extent, by other federal laws and state and local authorities. Proceedings to implement the Communications Act are on-going, and we cannot predict the outcomes of these proceedings or their effect on our business. Approval by the FCC is required for the issuance, renewal and assignment of station operating licenses and the transfer of control of station licensees. In particular, our business is dependent upon our continuing to hold television broadcast licenses from the FCC, which since January 1997 are issued for maximum terms of eight years. Although in the vast majority of cases the FCC renews these licenses, we cannot assure you that our licenses will be renewed at their expiration dates. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses, it could have a harmful effect on our business.

   Apart from the FCC, federal agencies that administer the antitrust laws also monitor market concentrations in television, including through local marketing agreements that are permitted by the FCC. While the stations that we currently own and operate have already passed through necessary approvals, unfavorable rulings in the future by these federal agencies could limit partially or altogether our ability to create new agreements with other stations in our markets through shared services, joint sales and/or local marketing agreements.

We face significant competition and rapidly changing technology; the competitive landscape changes constantly.

   Generally, we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including cable operators, new television networks such as Paxson Communications Corporation (in which NBC has an equity investment) and the Internet. Due to rapid technological change, the nature of our competition, both general and specific, is continually shifting. Competition could adversely affect our stations' future revenues and performance.

   The markets in which we operate are in a constant state of change arising from, among other things, technological improvements, economic and regulatory developments as well as industry consolidation. One or more of these factors may vary unpredictably, which could materially adversely affect our business. We may not be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions. We are unable to predict what forms of competition will develop in the future, the extent of that competition or its possible effects on our businesses.

Our programming costs may increase.

   One of our most significant operating costs is syndicated programming. There can be no assurance that we will not be exposed in the future to increased syndicated programming costs, which may adversely affect our operating results. Acquisition of program rights is often made two or three years in advance, making it difficult to predict accurately how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

We are dependent upon key personnel.

   Nexstar Broadcasting believes that its success depends upon its ability to retain the services of Perry A. Sook, its President and Chief Executive Officer. The loss of Mr. Sook's services could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.

   In addition, we believe that our success depends on our ability to identify, hire and retain skilled managers and other personnel, including our present officers and general managers. We may be unsuccessful in attracting and retaining our personnel and this failure could materially adversely affect our business.

We are dependent on advertising revenues which are affected by local and national economic conditions.

   Our revenues are primarily derived from the sale of advertising time on our stations. Our reliance on advertising revenue makes our operating results particularly susceptible to prevailing economic conditions because the demand for advertising time may decrease during an economic recession or downturn. Our revenues could be adversely affected by a future national recessionary environment and, due to the substantial portion of revenues derived from local advertisers, our operating results in individual markets could be adversely affected by local or regional economic downturns.

Our revenues are subject to the biennial cycle that affects the television broadcasting industry.

   The television industry operates in a biennial cycle in which even-numbered years tend to have higher advertising revenues than odd numbered years. Even numbered years benefit from higher revenues associated with political advertising, as there are congressional elections every even year, and from Olympic Games advertising, as there is the Summer or Winter Olympic Games every even year. Our financial results for the year ended December 31, 2001 were affected by a general slowdown in the advertising industry, the terrorist attack on September 11, 2001, the comparative absence of advertising revenue for the 2000 Olympic Games and the non-recurring political advertising. Our results in the future may continue to be affected by this biennial cycle and we have no control over the extent to which our stations may benefit from increased political advertising or whether our stations will be affiliated with the networks that carry the Olympic Games programming. To a lesser extent, our revenues may also fluctuate based on our ability to telecast high profile sporting and entertainment events such as the Super Bowl.

Item 2.  Properties

   We lease our primary corporate headquarters, which are located at 200 Abington Executive Park, Suite 201, Clarks Summit, Pennsylvania 18411 and occupy approximately 1,636 square feet. None of the individual station leases are material to our operations, and we do not anticipate difficulty in replacing those facilities or obtaining additional facilities, if needed.

   We lease and own facilities in the following locations:

                                                             Square
                                                         Footage/Acreage
                                               Owned or    Approximate   Expiration
Station Metropolitan Area and Use               Leased        Size        of Lease
---------------------------------             ---------- --------------- -----------
WBRE--Wilkes Barre-Scranton, PA
  Office-Studio                               100% Owned 34,838 Sq. Ft.      --
  Office-Studio                               100% Owned 49,556 Sq. Ft.      --
  Office-Studio--Williamsport Bureau          Lease      811 Sq. Ft.     Month/Month
  Tower/Transmitter Site--Williamsport        33% Owned  1.33 Acres          --
  Tower/Transmitter Site--Sharp Mountain      33% Owned  0.23 Acres          --
  Tower/Transmitter Site--Blue Mountain       100% Owned 0.998 Acres         --
  Tower/Transmitter Site--Penobscot Mountain  100% Owned 20 Acres            --

WYOU--Wilkes Barre-Scranton, PA
  Office-Studio--News Bureau/Office           Lease      6,977 Sq. Ft.     12/1/04
  Sales Office                                Lease      800 Sq. Ft.      10/31/04
  Tower/Transmitter Site                      100% Owned 120.33 Acres        --
  Tower/Transmitter Site                      100% Owned 7.2 Acres           --
  Tower/Transmitter Site--Williamsport        33% Owned  1.33 Acres          --
  Tower/Transmitter Site--Sharp Mountain      33% Owned  0.23 Acres          --
  Tower/Transmitter Site                      Lease      10,000 Sq. Ft.  Month/Month

KTAL--Shreveport, LA
  Office-Studio                               100% Owned 2 Acres             --
  Office-Studio                               100% Owned 16,000 Sq. Ft.      --
  Office-Studio--Texarkana                    100% Owned 7,245 Sq. Ft.       --
  Office-Studio--Texarkana                    100% Owned 1.687 Acres         --
  Office-Studio--Texarkana                    Lease      2,147 Sq. Ft.     8/31/08
  Tower/Transmitter Site                      100% Owned 109 Acres           --
  Tower/Transmitter Site                      100% Owned 2,284 Sq. Ft.       --

WROC--Rochester, NY
  Office-Studio                               100% Owned 3.9 Acres           --
  Office-Studio                               100% Owned 48,000 Sq. Ft.      --
  Tower/Transmitter Site                      50% Owned  0.24 Acre           --

WCIA/WCFN--Champaign-Springfield-Decatur, IL
  Office-Studio                               100% Owned 20,000 Sq. Ft.      --
  Office-Studio                               100% Owned 1.5 Acres           --
  Office-Studio--Sales Bureau                 Lease      1,600 Sq. Ft.     1/31/12
  Office-Studio--News Bureau                  Lease      350 Sq. Ft.       9/30/02
  Office-Studio--Decatur News Bureau          Lease      300 Sq. Ft.       5/31/04
  Tower/Transmitter Site--WCIA Tower          100% Owned 38.06 Acres         --
  Tower/Transmitter Site--Springfield Tower   100% Owned 2.0 Acres           --
  Tower/Transmitter Site--Dewitt Tower        100% Owned 1.0 Acres           --

WMBD--Peoria-Bloomington, IL
  Office-Studio                               100% Owned 0.556 Acres         --
  Office-Studio                               100% Owned 18,360 Sq. Ft.      --
  Office-Studio                               Lease      1,128 Sq. Ft.     8/31/02
  Tower/Transmitter Site                      100% Owned 34.93 Acres         --
  Tower/Transmitter Site                      100% Owned 1.0 Acres           --

KBTV--Beaumont-Port Arthur, TX
  Office-Studio                               100% Owned 1.2 Acres           --
  Office-Studio                               100% Owned 26,160 Sq. Ft.      --
  Office-Studio                               Leased     8,000 Sq. Ft.     9/1/09
  Tower/Transmitter Site                      100% Owned 40 Acres            --

WTWO--Terre Haute, IN
  Office-Studio                               100% Owned 4.774 Acres         --
  Office-Studio                               100% Owned 17,375 Sq. Ft.      --
  Office-Studio                               Lease      1,425 Sq. Ft.    11/30/04

                                                   Square Footage/
                                                       Acreage
                                         Owned or    Approximate   Expiration
  Station Metropolitan Area and Use       Leased        Size        of Lease
  ---------------------------------     ---------- --------------- -----------
  WJET--Erie, PA
    Tower/Transmitter Site              Lease      2 Sq. Ft.       Month/Month
  WFXP--Erie, PA
    Tower/Transmitter Site              Lease      1 Sq. Ft.         6/30/04

  ENTERTAINMENT REALTY CORP., Erie, PA
    Office-Studio/(1)/                  100% Owned 9.87 Acres          --
    Office-Studio/(1)/                  100% Owned 15,533 Sq. Ft.      --

  KFDX--Wichita Falls. TX--Lawton, OK
    Office-Studio                       100% Owned 28.06 Acres         --
    Office-Studio                       100% Owned 13,568 Sq. Ft.      --

  KJTL--Wichita Falls, TX--Lawton, OK
    Office-Studio (2)                       --           --            --
    Tower/Transmitter Site              Lease      40 Acres          1/30/15

  KJBO-LP--Wichita Falls, TX-Lawton, OK
    Office-Studio (2)                       --          ---            --
    Tower/Transmitter Site              Lease      5 Acres          Year/Year

  KSNF--Joplin, MO-Pittsburgh, KS
    Office-Studio                       100% Owned 13.36 Acres         --
    Office-Studio                       100% Owned 13,169 Sq. Ft.      --
    Tower/Transmitter Site              Lease      900 Sq. Ft.       10/5/02

  KMID--Midland-Odessa, TX
    Office-Studio                       100% Owned 1.127 Acres         --
    Office-Studio                       100% Owned 14,000 Sq. Ft.      --
    Tower/Transmitter Site              100% Owned 69.87 Acres         --
    Tower/Transmitter Site              100% Owned 0.322 Acres         --

  KTAB--Abilene-Sweetwater, TX
    Office-Studio                       100% Owned 2.98 Acres          --
    Office-Studio                       100% Owned 14,532 Sq. Ft.      --
    Tower/Transmitter Site              100% Owned 25.55 Acres         --

  KQTV--St Joseph, MO
    Office-Studio                       100% Owned 3 Acres             --
    Office-Studio                       100% Owned 9,360 Sq. Ft.       --
    Tower/Transmitter Site              100% Owned 13,169 Sq. Ft.      --

  CORPORATE OFFICE--Clarks Summit, PA   Lease      1,636 Sq. Ft.    Year/Year

  CORPORATE BRANCH OFFICE--Terre
   Haute, IN                            Lease      1,227 Sq. Ft.     7/31/04

--------
(1) WJET and WFXP operate in facilities owned by Entertainment Realty Corporation, a subsidiary of Nexstar and a guarantor of the Notes. The main tower of WJET is at this site.
(2) The office space and studio used by KJTL and KJBO-LP is owned by KFDX.

Item 3.  Legal Proceedings

   From time to time, we are involved in litigation that arises from the ordinary operations of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission Of Matters to a Vote of Security Holders

   Neither Nexstar Finance, L.L.C. nor Nexstar Finance, Inc. submitted any matter to a vote of its security holders during the fourth quarter of 2001.

                                    PART II

Item 5.  Market For Common Stock and Related Stockholder Matters

Market Information

   This item is not applicable in that all of the equity securities of Nexstar Finance, L.L.C. are owned by its immediate parent company, Nexstar Finance Holdings, L.L.C., and all of the equity securities of Nexstar Finance, Inc. are owned by Nexstar Finance, L.L.C.

Item 6.  Selected Financial Data

   The selected historical consolidated financial data presented below for the years ended December 31, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements. The selected historical combined consolidated financial data presented below for the year ended December 31, 1997 have been derived from the audited combined financial statements of Nexstar's predecessor entities. These entities have been presented on a combined basis because they were under the common control of ABRY, the principal equityholder of Nexstar Broadcasting Group until they were reorganized into Nexstar Broadcasting Group on January 5, 1998. The following financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                          Fiscal Year Ended December 31,
                                                          -----------------------------
                                                  2001      2000       1999      1998       1997
                                                --------  --------   --------  --------  -----------
                                                                                         Predecessor
                                                                                         -----------
Statement of Operations Data:                            (dollars in thousands)
Net broadcast revenue(1)....................... $ 99,054  $107,085   $ 78,490  $ 56,005   $ 20,876
Trade and barter revenue.......................   11,675    10,382      8,470     6,606      2,683
                                                --------  --------   --------  --------   --------
Total net revenue..............................  110,729   117,467     86,960    62,611     23,559
Operating costs and expenses:
  Station operating expenses...................   31,332    29,269     23,760    16,960      6,556
  Selling, general and administrative..........   28,180    28,790     23,645    15,514      9,807
  Amortization of program rights...............   17,344    16,905     13,580     8,972      3,077
  Depreciation and amortization................   33,811    23,933     20,467    21,254      5,698
                                                --------  --------   --------  --------   --------
Income (loss) from operations..................       62    18,570      5,508       (89)    (1,579)
Interest expense...............................   33,945    20,045     16,282    11,588      2,669
Interest income................................     (316)     (309)      (261)     (136)       (37)
Other expense..................................      519       259        249       125         --
                                                --------  --------   --------  --------   --------
Loss before income taxes and extraordinary item  (34,086)   (1,425)   (10,762)  (11,666)    (4,211)
(Provision) benefit for income taxes...........      879    (1,098)      (658)      (98)       731
                                                --------  --------   --------  --------   --------
Loss before extraordinary item.................  (33,207)   (2,523)   (11,420)  (11,764)    (3,480)
Extraordinary item, net of income tax benefit..     (263)       --     (2,829)       --         --
Net loss....................................... $(33,470) $ (2,523)  $(14,249) $(11,764)  $ (3,480)
                                                ========  ========   ========  ========   ========
Balance Sheet Data (end of period):
Cash and cash equivalents...................... $  5,802  $  2,750   $  2,989  $  1,964   $  1,358
Net intangible assets..........................  312,246   220,480    199,066   146,640     41,512
Total assets...................................  427,144   318,275    287,229   209,610     66,973
Total debt(2)..................................  283,853   253,556    203,531   140,545     35,168
Total member's interest........................  104,271    31,524     34,187    45,470     14,907
Working capital................................   17,961     5,144     (9,690)    4,843      3,911

Other Financial Data:
Capital expenditures, net...................... $  5,590  $  5,595   $  6,621  $  5,495   $    228
Cash payments for program obligations..........    8,001     8,426      6,916     4,464      1,813
Broadcast cash flow(3).........................   37,383    47,592     30,244    23,285      8,803
Broadcast cash flow margin(4)..................     37.7%     44.4%      38.5%     41.6%      42.2%
EBITDA(5)...................................... $ 34,631  $ 44,501   $ 27,583  $ 21,334   $  6,747

         See notes to selected historical consolidated financial data

         NOTES TO THE SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(1) Net broadcast revenue is defined as revenue net of agency commissions and excluding barter and trade.
(2) Excludes Nexstar's guarantee of a $3.0 million loan for a related party and includes capital leases.
(3) Broadcast cash flow, ("BCF"), is defined as net income before interest expense, income taxes, depreciation and amortization, other income/(expense), corporate overhead, non-cash trade and barter expenses and non-recurring expenses (including time brokerage agreement fees), less payments on program obligations and non-cash trade and barter revenue. Broadcast cash flow is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP") should not be considered in isolation or as a substitute for net income, operating income or cash flow as reflected in our consolidated financial statements and is not intended to represent a measure of funds available for debt service, dividends, reinvestment or other discretionary uses. In addition, this definition of broadcast cash flow may not be comparable to similarly titled measures reported by other companies. We believe that the presentation of BCF is relevant and useful because 1) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 2) it is a measurement industry analysts utilize when determining our operating performance. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the calculation of BCF.
(4) BCF margin is defined as BCF divided by net broadcast revenue.
(5) EBITDA is defined as BCF less corporate expenses. We consider EBITDA to be an important indicator of the operational strength and performance of our business. EBITDA should not be considered an alternative to operating or net income as an indicator of our performance, or as an alternative to cash flows from operating activities as measures of liquidity, in each case determined in accordance with GAAP. In addition, this definition of EBITDA may not be comparable to EBITDA reported by other companies. We believe that the presentation of EBITDA is relevant and useful because 1) it is a measurement used by industry analysts to determine a private market value for our television stations and 2) it is a measurement industry analysts utilize when determining our operating performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with
Item 6 "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

   Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed elsewhere in the Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

   We make references throughout our "Management's Discussion and Analysis of Financial Condition and Results of Operations" to comparisons on a "same station basis." These comparisons refer to stations which we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the year ended December 31, 2001 versus the year ended December 31, 2000 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO and KTAB. References to a comparison on a same station basis for the year ended December 31, 2000 versus the year ended December 31, 1999 include the following stations: WYOU, KQTV, WTWO, KFDX, WBRE, KSNF, KBTV, WJET and WFXP.

Introduction

   The operating revenues of our stations are derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The primary operating expenses consist of commissions on revenues, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

   The networks provide programming to our stations during various time periods of the day. The networks compensate our stations for distributing the networks' product over the air and for keeping a portion of advertising inventory during those time periods. Each station purchases licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a syndicator for cash or the syndicator is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The station records the estimated fair market value of the inventory given to the syndicator as a barter asset and liability. Over the term of the contract, these values are amortized as barter revenue and expense.

   Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations' sales force. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

   Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 62.5% and 61.9% of our spot revenue for the years ended December 31, 2001 and December 31, 2000, respectively, was generated from local advertising which is sold by a station's sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station's market. National commission rates vary within the industry but are governed by each station's agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them.

   While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

   The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered years resulting from political advertising and advertising aired during the Olympic Games.

   We define broadcast cash flow as net income before interest expense, income taxes, depreciation, amortization, other income/expenses, corporate overhead, non-cash trade and barter expenses and time brokerage fees less payments on program obligations and non-cash trade and barter revenue. Other television broadcasting companies may measure broadcast cash flow in a different manner. We have included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by industry analysts to determine a private market value for our television stations. Broadcast cash flow should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under Generally Accepted Accounting Principles, or GAAP, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

   Our acquisitions and other arrangements during each of the fiscal years ended December 31, 2001, 2000 and 1999 affect the year-to-year comparability of the operating results discussed below. In 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. A member of the Bastet Group entered into a time brokerage agreement with a subsidiary of GOCOM Holdings, L.L.C. in December 2001 with regard to KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station's assets for $14.0 million. In 2000, Nexstar acquired substantially all of the assets of KMID, the ABC affiliate in Midland-Odessa, Texas, for approximately $10.0 million and substantially all of the assets of KTAL, the NBC affiliate in Shreveport, Louisiana, for approximately $35.3 million. In 1999, Nexstar acquired substantially all of the assets of WROC, the CBS affiliate in Rochester, New York, for approximately $46.0 million and the assets of KTAB, the CBS affiliate in Abilene-Sweetwater, Texas, for approximately $17.3 million. Nexstar also entered into a time brokerage agreement with WCIA/WCFN and WMBD during 1999, and, as discussed below, acquired substantially all of the assets of these stations in 2001. Also in 1999, the Bastet Group acquired substantially all of the assets of KJTL, the Fox affiliate in Wichita Falls, Texas-Lawton, Oklahoma, and KJBO-LP, the UPN affiliate in Wichita Falls, Texas-Lawton, Oklahoma, for approximately $15.5 million.

Recent Developments

Acquisitions and Station Agreements

   On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA/WCFN and WMBD for approximately $108.0 million. WCIA/WCFN is the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market, and WMBD is the CBS affiliate in the Peoria-Bloomington, Illinois market. We financed the purchase of WCIA/WCFN and WMBD with the proceeds of (1) our existing $275.0 million senior credit facilities, (2) a $40.0 million unsecured interim loan to Nexstar's parent, Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.) the proceeds of which were contributed to Nexstar and
(3) $65.0 million of equity contributed by our indirect parent, Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.).

   A member of the Bastet Group entered into a time brokerage agreement with a subsidiary of GOCOM Holdings, L.L.C. in December 2001 with regard to KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station's assets, which is scheduled to close on September 30, 2002. The purchase price of the assets is $14.0 million and will be financed under the Bastet Group's senior credit facility. Pursuant to the terms of the agreement, Mission Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price to GOCOM Holdings, L.L.C., which is reflected in other assets in the consolidated financial statements. Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties will share in the combined broadcast cash flow generated by WYZZ and, Nexstar-owned, WMBD.

Senior Subordinated Notes

   On March 16, 2001, Nexstar completed the sale of $160.0 million aggregate principal amount of 12% senior subordinated notes due 2008 (the "Notes") at a price of 96.012%. The Notes mature on April 1, 2008. The Notes are unconditionally guaranteed by each of Nexstar's existing and future domestic subsidiaries and by the Bastet Group. The proceeds from the sale of the Notes were used to (1) repay $30.0 million of the unsecured interim loan, (2) repay $116.2 million of Nexstar's reducing revolving credit facility and (3) pay fees and expenses of the financing.

Reorganization

   As required by the terms of the indenture governing the Senior Discount Notes due 2009 (the "Discount Notes") issued by Nexstar Finance Holdings, L.L.C., the immediate parent company of Nexstar, on August 6, 2001, pursuant to an assignment and assumption agreement, the entity formerly known as Nexstar Finance Holdings, L.L.C. contributed all of the equity interests of Nexstar and all shares of common stock of Nexstar Finance, Inc. to a newly created wholly-owned subsidiary of the entity formerly known as Nexstar Finance Holdings, L.L.C., NBG, L.L.C. As a result of this transaction, all of the net assets of the entity formerly known as Nexstar Finance Holdings, L.L.C. were transferred to NBG, L.L.C. with the exception of an intercompany note payable to Nexstar Broadcasting Group, L.L.C. (the ultimate parent company of the entity formerly known as Nexstar Finance Holdings, L.L.C.) of $31.6 million plus accrued interest. Simultaneous with this reorganization, the entity formerly known as Nexstar Finance Holdings, L.L.C. was renamed Nexstar Finance Holdings II, L.L.C. and NBG, L.L.C. was renamed Nexstar Finance Holdings, L.L.C. In addition, upon completion of this reorganization, Nexstar Broadcasting Group, L.L.C.'s guaranty of the Discount Notes was released and all obligations of Nexstar Broadcasting Group, L.L.C. under the indenture governing the Discount Notes ceased to be effective.

   The reorganization has been accounted for in a manner similar to a pooling of interests and, accordingly, the financial information for all periods has been revised to reflect the reorganization.

Capital Contributions

   On January 12, 2001, we received $105.0 million in capital contributions from Nexstar Finance Holdings II, L.L.C. On March 16, 2001, concurrent with the funding of the Notes, $30.0 million was distributed back to Nextstar Finance Holdings II, L.L.C. On August 7, 2001 and on November 14, 2001, we received $20.0 million and $15.0 million, respectively, in capital contributions from Nexstar Finance Holdings II, L.L.C. The proceeds from both capital contributions were used to reduce bank debt.

Historical Performance

  Revenues

   The following table sets forth the principal types of revenues received by our stations for the periods indicated and the percentage contribution of each subcategory of our total revenues, as well as agency and national sales representative commissions:

                                                               Year Ended December 31,
                                                     -------------------------------------------
                                                          2001           2000          1999
                                                     -------------- -------------- -------------
                                                      Amount    %    Amount    %   Amount    %
                                                     -------- ----- -------- ----- ------- -----
                                                               (dollars in thousands)
Local............................................... $ 64,097  56.0 $ 62,595  50.2 $49,953  54.9
National............................................   38,456  33.6   38,602  31.0  32,212  35.3
Political...........................................    2,197   1.9   15,126  12.1   1,703   1.9
Network compensation................................    7,454   6.5    6,258   5.0   5,440   6.0
Other...............................................    2,270   2.0    2,050   1.7   1,751   1.9
                                                     -------- ----- -------- ----- ------- -----
   Total gross revenue..............................  114,474 100.0  124,631 100.0  91,059 100.0
Less: Agency and national representative commissions   15,420  13.5   17,546  14.1  12,569  13.8
                                                     -------- ----- -------- ----- ------- -----
   Net broadcast revenue............................   99,054  86.5  107,085  85.9  78,490  86.2
Trade and barter....................................   11,675         10,382         8,470
                                                     --------       --------       -------
Total net revenue................................... $110,729       $117,467       $86,960
                                                     ========       ========       =======

  Results of Operations

   The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                                2001           2000          1999
                                                           -------------- -------------- -------------
                                                            Amount    %    Amount    %   Amount    %
-                                                          -------- ----- -------- ----- ------- -----
                                                                     (dollars in thousands)
Total net revenue......................................... $110,729 100.0 $117,467 100.0 $86,960 100.0
Operating expenses:
   Station operating......................................   28,635  25.9   27,591  23.5  21,824  25.1
   Selling, general and administrative....................   28,180  25.4   28,790  24.5  23,645  27.2
   Trade and barter.......................................   11,713  10.6   10,227   8.7   8,311   9.6
   Depreciation and amortization..........................   33,811  30.5   23,933  20.4  20,467  23.5
   Amortization of program license rights, net of barter..    8,328   7.6    8,356   7.1   7,205   8.3
                                                           --------       --------       -------
Operating income.......................................... $     62       $ 18,570       $ 5,508
                                                           ========       ========       =======

  Broadcast Cash Flow

   The following table sets forth certain operating data for the periods indicated. Please refer to the "Liquidity and Capital Resources" section for a discussion of operating cash flows.

                                                       Year Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
                                                        (dollars in thousands)
Operating income..................................... $    62  $18,570  $ 5,508
Add:
Amortization of program license rights, net of barter   8,328    8,356    7,205
Depreciation and amortization........................  33,811   23,933   20,467
Corporate expenses/(1)/..............................   2,752    3,091    2,661
Non-recurring license and marketing agreement fees...      77    1,914    1,216
Trade and barter expense.............................  11,713   10,227    8,311
Interest income......................................     316      309      262
Less:
Trade and barter revenue.............................  11,675   10,382    8,470
Payments for program license liabilities.............   8,001    8,426    6,916
                                                      -------  -------  -------
Broadcast cash flow.................................. $37,383  $47,592  $30,244
                                                      =======  =======  =======
Broadcast cash flow margin/(2)/......................    37.7%    44.4%    38.5%

--------
(1) Corporate expenses represent costs associated with the centralized management of our stations.
(2) Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

   Net broadcast revenue for the year ended December 31, 2001 was $99.1 million, a decrease of $8.0 million, compared to $107.1 million for the year ended December 31, 2000. An increase of approximately $2.9 million was attributable to stations acquired after January 1, 2000. On a same station basis, net broadcast revenue for the year ended December 31, 2001 was $71.8 million as compared to $82.7 million for December 31, 2000, a 13.2% decrease. Of this decrease, $1.5 million was attributed to local revenue, $1.5 million was due to a decline in national revenue and $8.5 million was non-recurring political revenue partially offset by increases in other broadcast revenue for the year. A general slowdown in the advertising industry, the terrorist attack on September 11, 2001, the comparative absence of advertising revenue from the 2000 Olympic games and the non-recurring political advertising are the primary components of the decrease in broadcast revenue. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days. The unscheduled newscasts and absence of commercial breaks resulted in a loss of approximately $1.1 million in net broadcast revenue for our stations.

   Operating expenses, including selling, general and administrative expenses and corporate overhead, net of trade, for the year ended December 31, 2001 were $56.8 million, compared to $56.4 million for the year ended December 31, 2000, an increase of $0.4 million. An increase of approximately $1.6 million was attributable to stations acquired after January 1, 2000. On a same station basis, operating expenses for the year ended December 31, 2001 were $40.8 million as compared to $42.0 million for the year ended December 31, 2000, a 2.9% decline. Cost controls implemented at the stations accounted for this decrease. Cost controls included a reduction in work force and the related personnel costs, strict controls on overtime and a decrease in promotional costs.

   Amortization of program license rights, net of barter, for the year ended December 31, 2001 was $8.3 million, compared to $8.4 million for the year ended December 31, 2000. An increase of $0.5 million was attributable to the stations acquired in 2000 and 2001, offset by a decrease of $0.6 million as a result of lower contract costs from favorable negotiations on programming contracts. Depreciation of property and equipment and amortization of intangibles was $33.8 million for the year ended December 31, 2001, compared with $23.9 million for the comparable period in 2000, an increase of $9.9 million. The increase of $9.9 million was attributable to the effect of the stations acquired in 2000 and 2001.

   Operating income for the year ended December 31, 2001 was $0.1 million as compared to $18.6 million for the year ended December 31, 2000, a decrease of $18.5 million. Of the $18.5 million decrease, approximately $12.1 million was attributable to stations acquired after January 1, 2000. On a same station basis, operating income for the year ended December 31, 2001 was $2.9 million as compared to $9.3 million for the year ended December 31, 2000. The decrease was primarily attributable to lower net revenues, partially offset by the cost controls described above.

   Interest expense, including amortization of debt financing costs, for the year ended December 31, 2001 was $33.9 million, compared to $20.0 million for the same period in 2000, an increase of $13.9 million. The increase was primarily attributable to the full year effect of the additional indebtedness to acquire the stations in 2000 and 2001 and an increase in the cost of funds.

   In 2001, we wrote off $0.3 million of debt financing costs, net of the tax effect, as a result of refinancing our senior credit facilities in January 2001.

   As a result of the factors discussed above, our net loss was $33.5 million for the year ended December 31, 2001, compared to a net loss of $2.5 million for the same period in 2000, an increase in net loss of $31.0 million.

   Broadcast cash flow for the year ended December 31, 2001 was $37.4 million, compared with $47.6 million for the year ended December 31, 2000, a decrease of $10.2 million. Of the $10.2 million decrease, approximately $0.9 million was attributable to stations acquired after January 1, 2000. On a same station basis, broadcast cash flow for the year ended December 31, 2001 was $28.5 million as compared to $37.8 million for the year ended December 31, 2000, a 24.6% decrease. Broadcast cash flow margins for the year ended December 31, 2001 decreased to 37.7% from 44.4% in 2000. The decrease in broadcast flow and broadcast cash flow margins were attributable to lower net revenues as described above. The margins were directly affected by the lower revenues due to the non-variable nature of operating costs at a television station. The operating expenses, except for sales commissions and incentives, remain relatively stable regardless of the change in revenue. We expect to continue to have higher margins during the even numbered years as a result of advertising revenue associated with the Olympic games and political campaigns and lower margins in during the odd numbered years without Olympic games and nominal political activity.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

   Net broadcast revenue for the year ended December 31, 2000 was $107.1 million, an increase of $28.6 million, compared to $78.5 million for the year ended December 31, 1999. Of the $28.6 million increase, approximately $20.9 million was attributable to stations acquired after January 1, 1999. On a same station basis, net broadcast revenue for the year ended December 31, 2000 was $65.5 million as compared to $57.8 million for December 31, 1999, a 13.3% increase. Most of this increase was attributed to increased political advertising as 2000 had a close presidential election, congressional elections and senatorial elections in Missouri, Texas, Indiana, Pennsylvania and New York, while 1999 had only state and local elections. Local and national revenues were relatively flat as the increased demand for political advertising crowded out local and national advertisers. The increased pressure on inventory during the months nearest the November election resulted in increased rates and the amount of inventory sold in each time period. Local and national revenues for our NBC affiliates benefited from the Olympic Games.

   Operating expenses, including selling, general and administrative expenses and corporate overhead, net of trade, for the year ended December 31, 2000 were $56.4 million, compared to $45.5 million for the year ended December 31, 1999, an increase of $10.9 million. Of this $10.9 million net increase, approximately $11.6 million was attributable to stations acquired after January 1, 1999. On a same station basis, operating expenses for the year ended December 31, 2000 were $31.8 million as compared to $32.5 million for the year ended December 31, 1999, a 2.2% decline. Cost controls implemented at the stations accounted for this decrease.

   Amortization of program license rights, net of barter, for the year ended December 31, 2000 was $8.4 million, compared to $7.2 million for the year ended December 31, 1999, an increase of $1.2 million. The increase of $1.2 million was attributable to the stations acquired in 1999 and 2000. Depreciation of property and equipment and amortization of intangibles was $23.9 million for the year ended December 31, 2000, compared with $20.5 million for the comparable period in 1999, an increase of $3.4 million. The increase of $3.4 million was attributable to the effect of the stations acquired in 1999 and 2000.

   Operating income for the year ended December 31, 2000 was $18.6 million as compared to $5.5 million for the year ended December 31, 1999, an increase of $13.1 million. Of the $13.1 million increase, approximately $6.8 million was attributable to stations acquired after January 1, 1999. On a same station basis, operating income for the year ended December 31, 2000 was $10.3 million as compared to $4.0 million for the year ended December 31, 1999. The increase was primarily attributable to internal revenue growth.

   Interest expense for the year ended December 31, 2000 was $20.0 million, compared to $16.3 million for the same period in 1999, including amortization of debt financing costs, an increase of $3.7 million. The increase was primarily attributable to the full year effect of the additional indebtedness to acquire the stations in 1999 and 2000.

   In 1999, we wrote off $2.8 million of debt financing costs, net of the tax effect, as a result of refinancing our senior credit facilities during the year ended 1999.

   As a result of the factors discussed above, our net loss was $2.5 million for the year ended December 31, 2000, compared to a net loss of $14.2 million for the same period in 1999, a decrease in net loss of $11.7 million.

   Broadcast cash flow for the year ended December 31, 2000 was $47.6 million, compared with $30.2 million for the year ended December 31, 1999, an increase of $17.4 million. Of the $17.4 million increase, approximately $9.1 million was attributable to stations acquired after January 1, 1999. On a same station basis, broadcast cash flow for the year ended December 31, 2000 was $31.9 million as compared to $23.6 million for the year ended December 31, 1999, a 35.1% increase. Broadcast cash flow margins for the year ended December 31, 2000 increased to 44.4% from 38.5% in 1999. The increase in broadcast cash flow and broadcast cash flow margins was attributable to an increase in net broadcast revenue and lower operating costs on a same station basis.

Liquidity and Capital Resources

   As of December 31, 2001, cash and cash equivalents were $5.8 million compared to $2.8 million as of December 31, 2000.

   Our primary sources of liquidity are cash flows from operating activities and our senior credit facilities. Cash flows provided by operating activities were $1.4 million for the year ended December 31, 2001, as compared to $16.6 million for the year ended December 31, 2000. A decrease in demand for advertising time would reduce the availability of funds from operating activities.

   Cash used for investing activities was $136.5 million for the year ended December 31, 2001, as compared to $52.1 million for the year ended December 31, 2000. Cash used for investing activities for the year ended December 31, 2001 was the result of an outlay of approximately $108.0 million for the purchase of WCIA and WMBD, a downpayment of $6.0 million for the future acquisition of KODE, transaction and financing costs of approximately $16.9 million and ongoing capital expenditures of $5.7 million, compared to $45.3 million for the purchase of KMID and KTAL, transaction costs of approximately $1.2 million and capital expenditures of $5.7 million during 2000. We expect capital expenditures for 2002 to approximate $7.0 million, partially as a result of converting some of our stations to a low-power digital television transmission system. We estimate that the conversion will require approximately $250,000 per station. Nine of our stations are scheduled to complete the conversion in 2002 with the remaining station conversions and related expenditures to occur in 2003.

   Cash flows from financing activities were $138.2 million for the year ended December 31, 2001, compared to $35.3 million for the year ended December 31, 2000. The change in cash flows from financing activities for the year ended December 31, 2001 was the result of (1) borrowings under the new senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 on the credit agreement governing our senior credit facilities to allow for a $50.0 Term A facility, a $75.0 million Term B facility and a $100.0 million revolving facility, (2) borrowings of $153.6 million evidenced by the Notes, (3) additional equity proceeds of $110.0 million (net of an $30.0 million distribution) and (4) borrowing of $12.0 million less a repayment of $6.0 million to fund a deposit on the acquisition of KODE less the repayment of the existing senior credit facility. As of December 31, 2001, $53.9 million of the revolving credit facility is available for use.

   As of December 31, 2000, cash and cash equivalents were $2.8 million, compared to $3.0 million as of December 31, 1999.

   Cash flows from operating activities were $16.6 million for the year ended December 31, 2000, compared to $9.7 million for the year ended December 31, 1999. Changes in our net cash flows from operating activities are primarily the result of higher broadcast cash flows offset by increases in working capital needs.

   Cash used for investing activities was $52.1 million for the year ended December 31, 2000, as compared to $89.0 million for the year ended December 31, 1999. Cash used for investing activities for the year ended December 31, 2000 was the result of an outlay of approximately $10.0 million for the purchase of KMID and approximately $35.3 million for the purchase of KTAL and the related transaction costs, as well as ongoing capital expenditures at the stations. Our capital expenditures were $5.7 million for the year ended December 31, 2000 and $6.6 million for the year ended December 31, 1999.

   Cash flows from financing activities were $35.3 million for the year ended December 31, 2000, as compared to $80.3 million for the year ended December 31, 1999. The change in cash flows from financing activities for the year ended December 31, 2000 was the result of fewer acquisitions and principal payments.
   We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow and availability under our credit facilities should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

  Senior Credit Facilities

   On January 12, 2001, Nexstar and the Bastet Group each entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing the Nexstar facility provide for a reducing revolving credit facility in the amount of $72.0 million and a term loan facility in the amount of $110.0 million. The Nexstar facility was subsequently amended on June 14, 2001, to allow for a $50.0 million term loan facility, which is Term A, a $75.0 million term loan facility, which is Term B and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facility was amended to adjust financial covenants effective September 30, 2001 and future periods and to reduce the revolving facility to $42.0 million. Prepayments have been made under the Term A facility, effectively reducing the commitment to $32.0 million.

   The terms of the credit agreement governing the Bastet Group facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Interest rates associated with the Nexstar and the Bastet Group credit facilities are based, at our option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

   In addition, Nexstar and the Bastet Group are required to pay quarterly commitment fees based on our consolidated total leverage ratio for that particular quarter on the unused portion of the revolving commitments. The reducing revolving credit facility and the term loans are subject to amortization schedules. The revolving facilities and the Term A facility are due and payable on, January 12, 2007, while the maturity date of the Term B facility is July 12, 2007. The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at December 31, 2001.

  Senior Subordinated Notes

   On March 16, 2001, we issued $160.0 million of 12% Senior Subordinated Notes (the "Notes") at a price of 96.012%. The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are guaranteed by all of our domestic existing and future restricted subsidiaries. They are general unsecured senior subordinated obligations subordinated to all of our senior debt. The Notes are redeemable on or after April 1, 2005 and we may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The indenture governing the Notes contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the indenture governing the Notes at December 31, 2001.

  Registration

   In September 2001, we registered our Notes under the Securities Act of 1933 pursuant to a registration rights agreement.

  Digital Conversion

   FCC regulations require us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time is granted. We have requested an extension of time to begin digital operations at all of the stations except WCIA and WCFN, which are expected to meet the deadline. Although there can be no assurance that the FCC will so act, we anticipate that the FCC will grant the extensions. The digital conversion will require an average initial capital investment of $250,000 per station for low-power transmission of digital signal programming and an average additional capital expenditure of $750,000 per station for full-power transmission modifications. Except for the capital invested in WCFN to make it a full-power broadcasting station, there were no expenditures for digital conversion in 2001. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

  Off-Balance Sheet Arrangements

   At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

  Contractual Obligations

   The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                           Total    2002   2003-2004 2005-2006 Thereafter
                                          -------- ------- --------- --------- ----------
                                                      (dollars in thousands)
   Senior credit facility................ $128,143 $   488  $ 6,411   $11,739   $109,505
   Senior subordinated debt..............  160,000      --       --        --    160,000
   Broadcast rights current commitments..    7,957   5,572    1,105       572        708
   Broadcast rights future commitments...   11,670   3,800    6,985       885         --
   Executive employment contracts........    2,397     895    1,502        --         --
   Capital lease payments................       23      23       --        --         --
   KODE purchase price obligation........    8,000   8,000       --        --         --
   TBA and other outsourcing agreements..      315     315       --        --         --
   Operating lease obligations...........    2,089     441      780       420        448
                                          -------- -------  -------   -------   --------
   Total contractual cash obligations.... $320,594 $19,534  $16,783   $13,616   $270,661
                                          ======== =======  =======   =======   ========

   We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

   We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

   The preparation of consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

   We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   Broadcast rights, primarily in the form of syndicated programs and feature film packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. We charge program rights to operations over the estimated broadcast period. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related program rights to operations on an accelerated basis or possibly immediately. We barter advertising time for certain programming. These transactions are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods.

   We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used.

   We record a valuation allowance to reduce our deferred tax assets to the amount that is not likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

   We use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings.

   In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interests will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Subsequently, SFAS No. 133 was amended by the issuance of SFAS No. 137 and SFAS No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarter of all fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, on January 1, 2001, we recorded other comprehensive loss to recognize at fair value all derivatives that were designated as cash flow hedging instruments, which was comprised of unrealized losses related to our interest rate swaps of $0.2 million. This unrealized net loss increased by $3.5 million during the year ended December 31, 2001 due to the deferral of the effective portion of additional derivative losses on hedges of variable rate debt. As of December 31, 2001, the cumulative unrealized loss, net of reclassifications to earnings as required by SFAS No. 133, on our interest rate swaps was $3.7 million.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142. Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill and FCC licenses; however, we will be required to test our goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs. We are currently in the process of assessing the impact of SFAS No. 142, including how we will measure impairment for goodwill and FCC licenses, however we have not yet had sufficient time to complete such evaluation. During the year ended December 31, 2001, we have incurred goodwill amortization expense of $3.6 million. During the year ended December 31, 2001, we have incurred amortization expense related to its FCC licenses of $5.2 million. We do not expect that our net income will be impacted by amortization expense related to goodwill or FCC licenses as a result of implementing SFAS No. 142 on January 1, 2002.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

   All borrowings at December 31, 2001 under our senior credit facilities bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (ranging from 5.23% to 6.64% at December 31, 2001). Interest is payable in accordance with the credit agreements.

   The following table estimates the changes to cash flow of operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represent one percentage point) for a twelve-month time horizon:

                               Interest rate                 Interest rate
                                 decrease                      increase
                              ---------------               ---------------
                                              No change to
                              100 BPS 50 BPS  interest rate 50 BPS  100BPS
                              ------- ------- ------------- ------- -------
                                         (dollars in thousands)
    Senior credit facilities. $ 6,533 $ 6,607    $ 6,682    $ 6,756 $ 6,830
    Senior subordinated notes  16,128  16,428     16,728     17,028  17,328
                              ------- -------    -------    ------- -------
    Total.................... $22,661 $23,035    $23,410    $23,784 $24,158
                              ======= =======    =======    ======= =======

   At December 31, 2001, we had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $60.0 million. Our $93.3 million and $20.0 million interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The $60.0 million swap agreement requires us to pay a floating rate and receive a fixed rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $2.4 million and $0.2 million at December 31, 2001 and December 31, 2000, respectively.

   The table below provides information about our derivative financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                   Expected                      Fair
                                  Expiration   2002     2008     Value
       -                          ---------- --------  -------  -------
       Interest Rate Derivatives          (dollars in thousands)
       Variable to Fixed.........    2002    $113,320           $(4,022)
          Average pay rate.......              4.91%
          Average receive rate...              2.20%
       Fixed to Variable.........    2008              $60,000    1,590
          Average pay rate.......                       11.10%
          Average receive rate...                       12.00%

  Impact of Inflation

   We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

Item 8.  Consolidated Financial Statements and Supplementary Data

   The financial statements and schedules are listed in Part IV, Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.   Directors and Executive Officers

   The table below sets forth information about Nexstar's board of managers, or directors, and executive officers:

   Name                 Age Position With Company
   ----                 --- ---------------------
   Perry A. Sook....... 44  President, Chief Executive Officer and Director
   Duane A. Lammers.... 40  Executive Vice President
   Shirley E. Green.... 42  Vice President, Finance
   Susana G. Willingham 35  Vice President, Corporate News Director
   Richard Stolpe...... 45  Vice President, Director of Engineering
   Peni A. Garber...... 39  Vice President, Assistant Secretary and Director
   Jay M. Grossman..... 42  Vice President, Assistant Secretary and Director
   Peggy Koenig........ 45  Vice President and Assistant Secretary
   Royce Yudkoff....... 46  Vice President, Assistant Secretary and Director
   Erik Brooks......... 34  Vice President, Assistant Secretary and Director

   Perry A. Sook formed Nexstar's predecessor in 1996. Since its inception, Mr. Sook has served as Nexstar's President and Chief Executive Officer and as a Director. From 1991 to 1996, Mr. Sook was a principal of Superior
Communications Group, Inc. Mr. Sook currently serves as a director of Pennsylvania Association of Broadcasters and the Television Bureau of Advertising.

   Duane A. Lammers was promoted to Nexstar's Executive Vice President in February 2001. Prior to that, Mr. Lammers served as Nexstar's Vice President, Director of Sales and Marketing from 1998 until January 2001. He was employed as a Nexstar station general manager from 1997 to 1999. Prior to joining Nexstar, Mr. Lammers was the General Manager of WHTM, the ABC affiliate in Harrisburg, Pennsylvania from 1994 to 1997.

   Shirley E. Green was promoted to Nexstar's Vice President, Finance in February 2001. Prior to that, Ms. Green served as Nexstar's Controller since 1997. Prior to her employment at Nexstar, from 1994 to 1997, Ms. Green was Business Manager at KOCB, Oklahoma City, Oklahoma, which was owned by Superior Communications Group, Inc.

   Susana G. Willingham has served as Nexstar's Vice President, Corporate News Director since 1997. She served as Assistant News Director for WHTM from 1994 to 1997. Prior to that, Ms. Willingham was the Assistant News Director for KFDX from 1992 to 1993.

   Richard Stolpe has served as Nexstar's Vice President, Director of Engineering since January 2000. Prior to that, Mr. Stolpe served as Director of Engineering from 1998 to 2000. Prior to joining Nexstar, Mr. Stolpe was employed by WYOU from 1996 to 1998 as both Assistant Chief Engineer and Chief Engineer.

   Peni A. Garber served as a Vice President, Assistant Secretary and a Director of Nexstar from 1997 until 2002. Ms. Garber is a Partner at ABRY. From 1990 to 2000, she had served as a Principal and Secretary of ABRY. Prior to joining ABRY, Ms. Garber served as Senior Accountant at Price Waterhouse LLP. Ms. Garber is presently a director (or the equivalent) of several private companies, including Network Music Holdings, LLC, Quorum Broadcast Holdings LLC and Muzak Holdings LLC. Ms. Garber resigned as Vice President, Assistant Secretary and Director of Nexstar on March 7, 2002.

   Jay M. Grossman has served as a Vice President, Assistant Secretary and a Director of Nexstar since 1997. Since 1996, Mr. Grossman has served as a Partner of ABRY. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as a director (or the equivalent) of several private companies including TV Fanfare, Consolidated Theaters, WideOpenWest and Network Music Holdings, LLC.

   Peggy Koenig served as a Vice President and Assistant Secretary of Nexstar from1997 until 2002. Ms. Koenig is a partner in ABRY, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, partner and member of the Board of Directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry. Ms. Koenig was the Director of Finance from 1986 to 1988 for Magera Management, an independent motion picture financing company. She is presently a director (or the equivalent) of Connoisseur Communications Partners, L.P., Pinnacle Holdings Inc., Network Music Holdings LLC and Mercom. Ms. Koenig resigned as a Vice President and Assistant Secretary of Nexstar on March 7, 2002.

   Royce Yudkoff has served as a Vice President, Assistant Secretary and a Director of Nexstar since 1997. Since 1989, Mr. Yudkoff has served as the President and Managing Partner of ABRY. Prior to joining ABRY, Mr. Yudkoff was affiliated with Bain & Company, serving as a partner from 1985 to 1988. Mr. Yudkoff is presently a director (or the equivalent) of several companies, including Quorum Broadcast Holdings LLC, Metrocall, Inc. and Muzak Holdings LLC.

   Erik Brooks became a Vice President, Assistant Secretary and Director of Nexstar on March 7, 2002. Mr. Brooks is a Principal at ABRY, which he joined in 1999. Prior to joining ABRY, Mr. Brooks was a Vice President at NCH Capital, a private equity investment fund.

Item 11.   Executive Compensation

Summary Compensation Table

                                                    Annual Compensation
                                                    -------------------  All Other
                                                      Salary      Bonus Compensation
                                                     --------     ----- ------------
Perry A. Sook...................................... $290,000       --      $5,031(1)
   President, Chief Executive Officer and Director
Duane A. Lammers...................................  185,000       --       1,376(2)
   Executive Vice President
Susana G. Willingham...............................  115,000       --         897(3)
   Vice President, News Director
Shirley E. Green...................................  100,000       --       5,145(4)
   Vice President, Finance
Richard Stolpe.....................................   70,000       --       2,741(5)
   Vice President, Corporate Chief Engineer

--------
(1) Includes $2,684 associated with personal use of company owned vehicle and $1,629 associated with moving expenses reimbursed by Nexstar.
(2) Includes $1,250 associated with personal use of company owned vehicle.
(3) Includes $783 associated with personal use of company owned vehicle.
(4) Includes $4,855 associated with personal use of company owned vehicle.
(5) Includes $2,636 associated with personal use of company owned vehicle.

Employment Agreements

   Perry A. Sook. Mr. Sook is employed under an employment agreement with Nexstar Broadcasting Group, Inc. as President and Chief Executive Officer. The term of the agreement expires on December 31, 2004 and automatically renews for successive one-year periods unless either party notifies the other of their intention not to renew the agreement. Under the agreement, Mr. Sook's current base salary is $150,000 for the six months ended December 31, 2001, $400,000 for the year ended December 31, 2002, $415,000 for the year ended December 31, 2003, and $430,000 for the year ended December 31, 2004 and each subsequent year. In addition to his base salary, Mr. Sook is eligible to earn a targeted annual bonus of $75,000 after the 2001 fiscal year, $100,000 after the 2002 fiscal year, $103,750 after the 2003 fiscal year, and $107,500 after the 2004 fiscal year and each subsequent fiscal year, upon achievement of goals established by the board of directors. In the event of termination for reasons other than cause, Mr. Sook is eligible to receive his base salary for a period that is the shorter of one year or until the term of his employment would otherwise be completed.

   Duane A. Lammers. Mr. Lammers is employed under an amended employment agreement with Nexstar Broadcasting Group, Inc. as Executive Vice President. The agreement terminates on December 31, 2003 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Lammers' base salary is $185,000 for the year ended December 31, 2001, $200,000 for the year ended December 31, 2002 and $205,000 for the year ended December 31, 2003. In addition to his base salary, Mr. Lammers is eligible to receive a targeted annual bonus of $45,000 for the year ended April 30, 2001, $50,000 for the year ended April 30, 2002, and $55,000 for the year ended April 30, 2003 at the discretion of Nexstar's Chief Executive Officer, upon attainment of, among other things, certain financial performance targets. In the event of termination for reasons other than cause, Mr. Lammers is eligible to receive his base salary for a period of six months.

   Shirley E. Green. Ms. Green is employed under an amended employment agreement with Nexstar Broadcasting Group, Inc. as Vice President, Finance. The term of the agreement ends on February 28, 2005 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Ms. Green's current base salary is $100,000 through February 28, 2003, $110,000 for the year ended February 28, 2004 and $120,000 for the year ended February 28, 2005. In addition to her base salary, Ms. Green is eligible to earn a targeted annual bonus of $10,000 for the year ended 2002, $15,000 for the year ended 2003 and $20,000 for the year ended 2004 at the discretion of Nexstar's Chief Executive Officer, based on Ms. Green's attainment of goals set by Nexstar's Chief Executive Officer. In the event of termination for reasons other than cause, Ms. Green is eligible to receive her base salary for a period of six months.

   Susana G. Willingham. Ms. Willingham is employed under an employment agreement with Nexstar Broadcasting Group, Inc. as Vice President, Corporate News Director. The initial term of the agreement terminates on January 1, 2004 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Ms. Willingham's base salary is $115,000 for the year ended December 31, 2001, $120,000 for the year ended December 31, 2002, and $125,000 for each successive year thereafter. In addition to her base salary, Ms. Willingham is eligible to earn an annual bonus, at the discretion of Nexstar's Chief Executive Officer. In the event of termination for reasons other than cause, Ms. Willingham is eligible to receive her base salary for a period of six months.

   Richard Stolpe. Mr. Stolpe is employed under an employment agreement with Nexstar Broadcasting Group, Inc. as Vice President, Corporate Chief Engineer. The initial term of the agreement ends on January 1, 2004 and automatically renews for successive one-year periods unless either party notifies the other of their intention not to renew the agreement. Under the agreement, Mr. Stolpe's base salary is $70,000 for the year ended December 31, 2001, $75,000 for the year ended December 31, 2002, and $80,000 for each successive year thereafter. In addition to his base salary, Mr. Stolpe is eligible to earn a targeted annual bonus of $10,000 at the discretion of Nexstar's Chief Executive Officer, upon attainment of certain goals. In the event of termination for reasons other than cause, Mr. Stolpe is eligible to receive his base salary for a period of six months.

Compensation of Managers

   Nexstar currently reimburses members of the board of managers for any reasonable out-of-pocket expenses incurred by them in connection with attendance at board and committee meetings.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The equity interests of Nexstar are indirectly 100% owned by Nexstar's indirect parent company, Nexstar Broadcasting Group, L.L.C. David S. Smith owns 100% of the equity interests in the Bastet Group.

   The following table sets forth, as of December 31, 2001, information regarding the equity interests of Nexstar Broadcasting beneficially owned by
(1) each equityholder who is known by Nexstar to beneficially own in excess of five percent of the outstanding equity interests of Nexstar Broadcasting, (2) each of Nexstar's managers and directors, (3) each of Nexstar's named executive officers, and (4) all of Nexstar's executive officers, managers and directors as a group. Unless otherwise indicated below, (1) the persons and entities named in the table have sole voting and investment power with respect to all equity interests beneficially owned, subject to applicable community property laws and (2) the address of each of the individuals listed in the table is in care of Nexstar Broadcasting Group, L.L.C., 200 Abington Executive Park, Suite 201, Clarks Summit, PA 18411.

                                                                       Number of
                                                                         Equity     Percentage of
                                                                       Interests    Total Equity
                                                                      Beneficially    Interests
Name and Address of Beneficial Owner                                     Owned     Outstanding/(1)/
------------------------------------                                  ------------ ---------------
ABRY Broadcast Partners II, L.P......................................  3,274,787        49.4%
 18 Newbury Street
 Boston, MA 02116
ABRY Broadcast Partners III, L.P./(2)/...............................  2,091,132        31.5%
 18 Newbury Street
 Boston, MA 02116
BancAmerica Capital Investors I, L.P./(3)/...........................    613,264         9.2%
Nexstar Finance Holdings, L.L.C./(4)/................................         --          --
Royce Yudkoff/(5)(6)/................................................  5,365,919        80.9%
Perry A. Sook........................................................    432,626         6.5%
Shirley E. Green/(7)/................................................      9,850           *
Richard Stolpe/(8)/..................................................      3,110           *
Susana G. Willingham/(9)/............................................      3,110           *
Duane A. Lammers/(10)/...............................................     23,315           *
Jay M. Grossman/(6)/.................................................         --          --
Peni Garber/(6)/.....................................................         --          --
All managers, directors and executive officers as a group (8 persons)  5,837,930        88.1%

--------
*  Less than 1%
(1) Nexstar Broadcasting has nine classes of equity interests outstanding. Each class of equity interest has been assigned a "point value." The number of equity interests beneficially owned and the percentage of total equity interests outstanding indicated in this table are reported on a point basis.
(2) Does not include 15,000 shares of Series BB preferred membership interests with an aggregate liquidation preference of $15,000,000. The Series BB preferred interests do not have a point value assigned to them.
(3) The address of BancAmerica Capital Investors I, L.P. is 100 North Tryon Street, 25th Floor, Charlotte, NC 28255-0001. Does not include 40,000 shares of Series AA preferred membership interests with an aggregate liquidation preference of $40,000,000. The Series AA preferred interests do not have a point value assigned to them.
(4) Nexstar Finance Holdings, L.L.C., an indirect subsidiary of Nexstar Broadcasting Group, L.L.C., is the sole manager of Nexstar Finance, L.L.C.
(5) Mr. Yudkoff is the sole trustee of ABRY Holdings III, Co., which is the sole member of ABRY Holdings III LLC, which is the sole general partner of ABRY Equity Investors, L.P., the sole general partner of ABRY Broadcast Partners III, L.P. Mr. Yudkoff is also the trustee of ABRY Holdings Co., which is the sole member of ABRY Holdings LLC, which is the sole general partner of ABRY Capital, L.P., which is the sole general partner of ABRY Broadcast Partners II, L.P.
(6) The address of Mr. Yudkoff, Mr. Grossman and Ms. Garber is the address of ABRY.
(7) Includes 1,555, or 50%, of Ms. Green's class C-2 equity interests, subject to forfeiture if Ms. Green's employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.
(8) Includes 1,555, or 50%, of Mr. Stolpe's class C-2 equity interests, subject to forfeiture if Mr. Stolpe's employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.
(9) Includes 1,555, or 50%, of Ms. Willingham's class C-2 equity interests, subject to forfeiture if Ms. Willingham's employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.
(10) Includes 5,051, or 25%, of Mr. Lammers' class C-1 equity interests, subject to forfeiture if Mr. Lammers' employment is terminated prior to May 1, 2002; and 1,555, or 50%, of Mr. Lammers class C-2 equity interests, subject to forfeiture if Mr. Lammers' employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.

Item 13. Certain Relationships and Related Transactions

  L.L.C. Agreement

   ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P. Nexstar Equity Corp., Banc America Capital Investors I, L.P. and each of the members of Nexstar Broadcasting Group, L.L.C., including Perry Sook, Shirley Green, Duane Lammers, Susana Willingham and Richard Stolpe, are parties to a fifth amended and restated limited liability company agreement dated as of November 14, 2001, pursuant to which Nexstar Broadcasting Group, L.L.C. is organized. The agreement provides for capital contributions to be made by the members in exchange for membership interests, which are allocated at the discretion of ABRY Broadcast Partners II, L.P., as manager of Nexstar Broadcasting Group, L.L.C. As manager, ABRY Broadcast Partners II, L.P. exercises full control over all of the activities of Nexstar Broadcasting Group, L.L.C. and is reimbursed for all expenses incurred as manager. Nexstar Broadcasting Group, L.L.C. may be dissolved upon a vote by those members owning a majority of the outstanding class A interests.

  Investor Rights Agreement

   Nexstar Broadcasting Group, ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Nexstar Equity Corp. and each of the other members of Nexstar Broadcasting Group, L.L.C., including Perry Sook, Shirley Green, Duane Lammers, Susana Willingham and Richard Stolpe, are parties to a fourth amended and restated investor rights agreement, dated as of August 7, 2001. Pursuant to the investors agreement, the parties agreed to vote their equity interests in Nexstar Broadcasting Group to elect Mr. Sook to the board of directors. The investors agreement also contains (1) co-sale rights exercisable in the event of certain sales by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., (2) restrictions on transfers of equity interests by all members and their permitted transferees, and (3) drag-along sale rights exercisable by the holders of a majority of the class A interests of Nexstar Broadcasting Group in the event of an approved sale of Nexstar Broadcasting Group. The voting, co-sale, drag-along and transfer restrictions will terminate upon the consummation of the first to occur of (a) a public offering within certain parameters that are set forth in the investors agreement, or (b) a sale of all of the equity securities or assets of Nexstar Broadcasting Group to independent third party.

  ABRY Management and Consulting Services Agreement

   Pursuant to a second amended and restated management and consulting services agreement between Nexstar Broadcasting Group, Inc. and ABRY Partners, LLC (as successor to ABRY Partners, Inc.), dated as of January 5, 1998, ABRY Partners, LLC was entitled to a management fee for certain financial and management consulting services provided to Nexstar Broadcasting Group, Inc., including in connection with any acquisitions or divestitures in which ABRY Partners, LLC had substantially assisted in the organization or structuring. Under the agreement, the management fee was based on the purchase price of any such acquisition or divestiture, as well as a certain amount per annum paid for each broadcast station owned or managed by Nexstar Broadcasting Group, L.L.C. or its subsidiaries. ABRY Partners, LLC was also reimbursed for any reasonable out-of-pocket expenses incurred. ABRY Partners, LLC terminated the agreement effective December 31, 2000.

  Perry Sook Guaranty

   Pursuant to an individual loan agreement dated January 5, 1998, Bank of America National Trust and Savings Association has established a loan facility under which Mr. Sook, Nexstar's President and Chief Executive Officer, may borrow an aggregate amount of up to $3.0 million. As of December 31, 2001, approximately $2.8 million in principal amount of loans were outstanding under that facility. The proceeds of those loans have been and will be used by Mr. Sook in part to invest in Nexstar Broadcasting Group, L.L.C. Nexstar has guaranteed the payment of up to $3.0 million in principal amount of those loans, pursuant to a continuing guaranty dated June 16, 2001.

  Time Brokerage Agreement, Shared Services Agreements, and Joint Sales
  Agreement

   Nexstar has agreements in place with entities that are part of the Bastet Group in three markets: Erie, Pennsylvania, Wichita Falls, Texas, and Wilkes Barre-Scranton, Pennsylvania.

   Nexstar Broadcasting of Erie, L.L.C., an indirect subsidiary of Nexstar, and Bastet Broadcasting, Inc. are parties to an amended time brokerage agreement dated as of July 31, 1998, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP's broadcast time, sell the station's advertising time and retain the advertising revenue.

   Mission Broadcasting of Wichita Falls, Inc. ("Mission of Wichita Falls") and Nexstar Broadcasting of Wichita Falls, L.L.C., an indirect subsidiary of Nexstar, are parties to a shared services agreement dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar Broadcasting of Wichita Falls L.L.C. agreed with Mission of Wichita Falls to share the costs of certain services that Nexstar's station KFDX and Mission of Wichita Falls' stations KJTL and KJBO-LP individually incurred. These shared services include news production, technical maintenance, and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by KFDX personnel, Mission of Wichita Falls pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

   Mission of Wichita Falls and Nexstar Broadcasting of Wichita Falls, L.L.C. are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, called a joint sales agreement, Nexstar Broadcasting of Wichita Falls, L.L.C. purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of Wichita Falls of $100,000 per month, subject to adjustment to assure that each payment equals Mission of Wichita Falls's actual operating costs plus $10,000 per month.

   Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., an indirect subsidiary of Nexstar, and Bastet Broadcasting, Inc. are parties to a shared services agreement dated as of January 5, 1998, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Nexstar's shared services agreement with Mission of Wichita Falls and provides for the parties to share the costs of certain services that Nexstar's station WBRE and Bastet's station WYOU otherwise would separately incur.

   Mission Broadcasting of Joplin, Inc. ("Mission of Joplin") and GOCOM Broadcasting of Joplin, L.L.C. are parties to a time brokerage agreement dated December 31, 2001 to provide services for KODE, the ABC affiliate in Joplin, MO. This agreement allows Mission of Joplin to program most of KODE's broadcast time, sell the station's advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The time brokerage agreement will be terminated upon the closing of the acquisition or the termination of the Purchase and Sale agreement. The same parties entered into a Purchase and Sale Agreement for Mission of Joplin to purchase substantially all the assets of KODE. The purchase price for the assets is $14.0 million and will be financed under the senior credit facilities. The scheduled closing date of the acquisition is September 30, 2002.

   Nexstar Broadcasting of Peoria, L.L.C. ("Nexstar of Peoria") and WYZZ, Inc., a subsidiary of Sinclair Broadcast Group, Inc., entered into an outsourcing agreement. This agreement allows for Nexstar of Peoria to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, IL market. The parties will share in the combined broadcast cash flow generated by WYZZ and, Nexstar-owned, WMBD. The effective date of the agreement is December 1, 2001 and has an initial term of seven years.

  Option Agreements

   In consideration of Nexstar's guarantee of indebtedness incurred by entities in the Bastet Group, Nexstar also has options to purchase the assets of the Bastet group's stations in Erie, Wichita Falls and Wilkes

Barre-Scranton (subject to prior FCC approval). In Erie, Bastet Broadcasting, Inc., David S. Smith, and Nexstar Broadcasting Group, L.L.C., Nexstar's indirect parent, are parties to an option agreement dated as of November 30, 1998. In Wichita Falls, Mission Broadcasting of Wichita Falls, Inc., David S. Smith, and Nexstar Broadcasting of Wichita Falls, L.L.C., an indirect subsidiary of Nexstar, are parties to an option agreement dated as of June 1999. In Wilkes Barre-Scranton, Bastet Broadcasting, Inc., David S. Smith, and Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., an indirect subsidiary of Nexstar, are parties to an option agreement dated as of May 19, 1998. Under the terms of these option agreements, Nexstar may exercise its option upon written notice to the counterparty to the relevant option agreement. In each option agreement, the exercise price of the option equals the station's existing indebtedness plus assumption of the station's operating liabilities. The relevant Bastet Group entity and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

  Management Agreement

   Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc., David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a compensation agreement. Under this agreement, the Bastet Group pays David S. Smith and Nancie J. Smith collectively up to $200,000 per year for certain management services.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports On Form 8-K

   (a) Documents filed as part of this report:

   (1) Financial Statements. The following financial statements of Nexstar Finance, L.L.C. have been included on pages F-1 through F-22 of this Annual Report on Form 10-K:

      .  Report of Independent Accountants
      . Consolidated Balance Sheets at December 31, 2001 and December 31, 2000 . Consolidated Statements of Operations for the years ended December 31,
         2001, December 31, 2000 and December 31, 1999
      . Consolidated Statements of Changes in Member's Interests for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.
      . Consolidated Statement of Cash Flows for years ended December 31, 2001, December 31, 2000 and December 31, 1999
      .  Notes to Consolidated Financial Statements

   (3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K Neither Nexstar Finance, L.L.C. nor Nexstar Finance Inc. filed reports on Form 8-K during the quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEXSTAR FINANCE, L.L.C.

                                                   /S/  PERRY A. SOOK
                                          By: _______________________________
                                                      Perry A. Sook
                                          President and Chief Executive Officer

March 26, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.

              Name                                   Title
              ----                                   -----

       /S/  PERRY A. SOOK        President and Chief Executive Officer
--------------------------------   (Principal Executive Officer)
         Perry A. Sook

     /S/  SHIRLEY E. GREEN       Vice President-Finance and Secretary
--------------------------------   (Principal Financial and Accounting Officer)
        Shirley E. Green

      /S/  JAY M. GROSSMAN       Vice President and Assistant Secretary
--------------------------------
        Jay M. Grossman

       /S/  ROYCE YUDKOFF        Vice President and Assistant Secretary
--------------------------------
         Royce Yudkoff

       /S/  DUANE LAMMERS        Vice President-Sales and Marketing
--------------------------------
         Duane Lammers

   /S/  SUSANA G. WILLINGHAM     Vice President-News Director
--------------------------------
      Susana G. Willingham

Nexstar Finance Holdings, L.L.C. Sole Member of Nexstar Finance, L.L.C.
/S/   PERRY A. SOOK
----------------------------------
By:  Perry A. Sook
Its:   President and Chief Executive Officer

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEXSTAR FINANCE, INC.

                                                   /S/  PERRY A. SOOK
                                          By: _______________________________
                                                      Perry A. Sook
                                          President and Chief Executive Officer

March 26, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.

             Name                               Title
             ----                               -----

      /S/  PERRY A. SOOK   President, Chief Executive Officer and Director
     ---------------------   (Principal Executive Officer)
         Perry A. Sook

     /S/  SHIRLEY E. GREEN Vice President-Finance and Secretary
     ---------------------   (Principal Financial and Accounting Officer)
       Shirley E. Green

     /S/  JAY M. GROSSMAN  Vice President, Assistant Secretary and Director
     ---------------------
        Jay M. Grossman

      /S/  ROYCE YUDKOFF   Vice President, Assistant Secretary and Director
     ---------------------
         Royce Yudkoff

       /S/  ERIK BROOKS    Director
     ---------------------
          Erik Brooks

                       INDEX TO CONSOLIDATED STATEMENTS

                            NEXSTAR FINANCE, L.L.C.

Report of Independent Accountants........................................... F-2

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000...... F-3

Consolidated Statements of Operations for the years ended December 31, 2001,
  December 31, 2000 and December 31, 1999................................... F-4

Consolidated Statements of Changes in Member's Interest for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.......... F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, December 31, 2000 and December 31, 1999................ F-6

Notes to Consolidated Financial Statements.................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Nexstar Finance, L.L.C.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of member's interest and of cash flows present fairly, in all material respects, the financial position of Nexstar Finance, L.L.C., a wholly-owned indirect subsidiary of Nexstar Broadcasting Group, L.L.C., and its subsidiaries (the "Company"), at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

March 4, 2002

                            NEXSTAR FINANCE, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 and 2000

                                                                                     2001        2000
                                                                                   --------    --------
                                                                                  (dollars in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................... $  5,802     $  2,750
   Accounts receivable, net of allowance for doubtful accounts of $490 and $415,
     respectively................................................................   25,442       23,274
   Current portion of broadcast rights...........................................   10,062       10,866
   Prepaid expenses and other current assets.....................................      993          530
   Deferred tax assets...........................................................      276          280
   Taxes receivable..............................................................      233           --
                                                                                   --------    --------
       Total current assets......................................................   42,808       37,700
Property and equipment, net......................................................   57,383       55,344
Broadcast rights.................................................................    3,685        4,180
Due from parent entities.........................................................    2,782          494
Other noncurrent assets..........................................................    8,240           77
Intangible assets, net...........................................................  312,246      220,480
                                                                                   --------    --------
       Total assets.............................................................. $427,144     $318,275
                                                                                   ========    ========
                       LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
   Current portion of debt....................................................... $    488     $ 11,125
   Current portion of capital lease obligations..................................       23           61
   Current portion of broadcast rights payable...................................   10,242       10,754
   Accounts payable..............................................................    3,732        4,264
   Accrued expenses..............................................................    3,986        2,795
   Taxes payable.................................................................       --          625
   Interest payable..............................................................    6,041          308
   Deferred revenue..............................................................      335          368
   Due to Midwest Television, Inc................................................       --        2,256
                                                                                   --------    --------
       Total current liabilities.................................................   24,847       32,556
Debt.............................................................................  283,342      242,347
Capital lease obligations........................................................       --           23
Broadcast rights payable.........................................................    3,770        4,262
Deferred tax liabilities.........................................................    6,892        7,563
Other liabilities................................................................    4,022           --
                                                                                   --------    --------
       Total liabilities.........................................................  322,873      286,751
                                                                                   --------    --------
Commitments and contingencies (Note 12)
Member's interest:
   Contributed capital...........................................................  171,479       61,531
   Accumulated deficit...........................................................  (63,477)     (30,007)
   Accumulated other comprehensive loss on derivative instruments................   (3,731)          --
                                                                                   --------    --------
       Total member's interest...................................................  104,271       31,524
                                                                                   --------    --------
       Total liabilities and member's interest................................... $427,144     $318,275
                                                                                   ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            NEXSTAR FINANCE, L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                      2001      2000      1999
                                                                    --------  --------  --------
                                                                       (dollars in thousands)
Revenues (excluding trade and barter).............................. $114,474  $124,631  $ 91,058
Less: commissions..................................................  (15,420)  (17,546)  (12,569)
                                                                    --------  --------  --------
Net revenues (excluding trade and barter)..........................   99,054   107,085    78,489
Trade and barter revenues..........................................   11,675    10,382     8,470
                                                                    --------  --------  --------
       Total net revenues..........................................  110,729   117,467    86,959
                                                                    --------  --------  --------
Expenses:
   Operating.......................................................   31,332    29,269    23,760
   Selling, general and administrative.............................   28,180    28,790    23,645
   Amortization of broadcast rights................................   17,344    16,905    13,580
   Amortization of intangible assets...............................   21,117    14,750    12,983
   Depreciation....................................................   12,694     9,183     7,483
                                                                    --------  --------  --------
       Total expenses..............................................  110,667    98,897    81,451
                                                                    --------  --------  --------
Income from operations.............................................       62    18,570     5,508
Interest expense, including amortization of debt financing costs...  (33,945)  (20,045)  (16,282)
Interest income....................................................      316       309       261
Other expense, net.................................................     (519)     (259)     (249)
                                                                    --------  --------  --------
Loss before income taxes...........................................  (34,086)   (1,425)  (10,762)
Income tax benefit (expense).......................................      879    (1,098)     (658)
                                                                    --------  --------  --------
Loss before extraordinary loss from modification of credit facility  (33,207)   (2,523)  (11,420)
Extraordinary loss from modification of............................
credit facility, net of tax (Note 9)...............................     (263)       --    (2,829)
                                                                    --------  --------  --------
Net loss........................................................... $(33,470) $ (2,523) $(14,249)
                                                                    ========  ========  ========
Other comprehensive loss:
   Cumulative effect of change in accounting principle............. $   (241) $     --  $     --
   Deferral of unrealized derivative gains and losses..............   (3,490)       --        --
                                                                    --------  --------  --------
Net loss and other comprehensive loss.............................. $(37,201) $ (2,523) $(14,249)
                                                                    ========  ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            NEXSTAR FINANCE, L.L.C.

            CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                                    Other      Total
                                                        Contributed Accumulated Comprehensive Member's
                                                          Capital     Deficit       Loss      Interest
                                                        ----------- ----------- ------------- --------
                                                                    (dollars in thousands)
Balance at December 31, 1999...........................  $ 61,671    $(27,484)     $    --    $ 34,187
   Contributions.......................................        10          --           --          10
   Distributions.......................................      (150)         --           --        (150)
   Net loss............................................        --      (2,523)          --      (2,523)
                                                         --------    --------      -------    --------
Balance at December 31, 2000...........................    61,531     (30,007)          --      31,524
   Contributions.......................................   140,005          --           --     140,005
   Distributions.......................................   (30,057)         --           --     (30,057)
   Net loss............................................        --     (33,470)          --     (33,470)
   Cumulative effect of change in accounting principle.        --          --         (241)       (241)
   Deferral of unrealized derivative gains and losses..        --          --       (3,490)     (3,490)
                                                         --------    --------      -------    --------
Balance at December 31, 2001...........................  $171,479    $(63,477)     $(3,731)   $104,271
                                                         ========    ========      =======    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                            NEXSTAR FINANCE, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                                         2001       2000      1999
                                                                                       ---------  --------  ---------
                                                                                           (dollars in thousands)
Cash flows from operating activities:
    Net loss.......................................................................... $ (33,470) $ (2,523) $ (14,249)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Deferred income taxes..........................................................      (651)     (549)      (367)
       Depreciation of property and equipment.........................................    12,694     9,183      7,483
       Amortization of intangible assets..............................................    21,117    14,750     12,983
       Amortization of debt financing costs...........................................     2,223       178        155
       Amortization of broadcast rights, net of barter................................     8,328     8,356      7,205
       Payments for broadcast rights..................................................    (8,001)   (8,426)    (6,916)
       Loss on asset disposal, net....................................................       330       259        249
       Loss from modification of credit facility, net of tax..........................       263        --      2,829
       Amortization of debt discount..................................................       478        --         --
       Effect of accounting for derivative instruments................................       290        --         --
    Changes in assets and liabilities:
       Increase in accounts receivable and due from parent entities...................    (4,456)   (1,574)    (9,390)
       (Increase) decrease in prepaid expenses and other current assets...............      (463)      (77)       315
       Increase in taxes receivable...................................................      (233)       --         --
       (Increase) decrease in other noncurrent assets.................................      (573)       50         94
       Increase in accounts payable and accrued expenses..............................       659        94      3,220
       Increase (decrease) in taxes payable...........................................      (625)      541       (251)
       Increase (decrease) in interest payable........................................     5,733    (2,091)     2,399
       Increase (decrease) in deferred revenue........................................       (33)      199       (122)
       Increase (decrease) in due to Midwest Television, Inc..........................    (2,256)   (1,815)     4,070
                                                                                       ---------  --------  ---------
          Net cash provided by operating activities...................................     1,354    16,555      9,707
                                                                                       ---------  --------  ---------
Cash flows from investing activities:
    Additions to property and equipment, net..........................................    (5,701)   (5,693)    (6,627)
    Proceeds on sales of assets.......................................................       111        98          6
    Acquisition of broadcast properties...............................................  (124,889)  (46,493)   (82,379)
    Downpayment on acquisition of station.............................................    (6,000)       --         --
                                                                                       ---------  --------  ---------
          Net cash used for investing activities......................................  (136,479)  (52,088)   (89,000)
                                                                                       ---------  --------  ---------
Cash flows from financing activities:
    Proceeds from debt issuance.......................................................   580,094        --    160,872
    Repayment of loans................................................................  (576,365)  (13,544)  (128,399)
    Proceeds from revolver draws, net.................................................    24,500    63,500     30,357
    Note payable to related party.....................................................        --   (14,522)    14,522
    Capital contributions.............................................................   140,005        10      3,023
    Distributions.....................................................................   (30,057)     (150)       (57)
                                                                                       ---------  --------  ---------
          Net cash provided by financing activities...................................   138,177    35,294     80,318
                                                                                       ---------  --------  ---------
Net increase (decrease) in cash and cash equivalents..................................     3,052      (239)     1,025
Cash and cash equivalents at beginning of year........................................     2,750     2,989      1,964
                                                                                       ---------  --------  ---------
Cash and cash equivalents at end of year.............................................. $   5,802  $  2,750  $   2,989
                                                                                       =========  ========  =========
Supplemental schedule of noncash activities:
    Cash paid for interest............................................................ $  26,276  $ 21,610  $  13,292
                                                                                       =========  ========  =========
    Cash paid for taxes............................................................... $     658  $  1,070  $   1,110
                                                                                       =========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            NEXSTAR FINANCE, L.L.C.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Business Operations

   Nexstar Finance L.L.C. ("Nexstar") owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations and four CBS-affiliated television stations in the United States of America. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through three special purpose entities (Note 4), Nexstar (i) programs one Fox-affiliated television station under a Time Brokerage Agreement ("TBA") and has a Shared Services Agreement ("SSA") with a CBS-affiliated television station and (ii) has an SSA and a Joint Sales Agreement ("JSA") with a Fox-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting of Joplin, Inc. ("Mission of Joplin") provides most of the programming to an ABC-affiliated television station under a TBA and intends to purchase the underlying licenses and assets in September 2002 (Note 5). The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

   Nexstar was organized as a limited liability company ("L.L.C.") on December 5, 2000 in the State of Delaware under a plan of reorganization for the purpose of executing various financing transactions described in Note 9. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of members' interest.

   Nexstar is a wholly-owned subsidiary of Nexstar Finance Holdings, L.L.C. ("Nexstar Holdings"), which was organized as an L.L.C. on December 5, 2000 in the State of Delaware to execute the financing transactions referenced above. On August 6, 2001, Nexstar Holdings was renamed Nexstar Finance Holdings II, L.L.C. ("Nexstar II") under a plan of reorganization. A separate entity, subsequently renamed Nexstar Finance Holdings L.L.C., was created and is now the direct parent of Nexstar. Nexstar, Nexstar Holdings and Nexstar II are wholly-owned, indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. ("Nexstar Broadcasting") which was organized as an L.L.C. on December 12, 1996 in the State of Delaware. Nexstar Broadcasting commenced operations on April 5, 1997.

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

   The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company's ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

2.  Summary of Significant Accounting Policies

Basis of Presentation

   The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries and Bastet Broadcasting, Inc. ("Bastet"), Mission Broadcasting of Wichita Falls, Inc. ("Mission of Wichita Falls") and Mission of Joplin (collectively, the "Company"). Bastet, Mission of Wichita Falls and Mission of Joplin are

                            NEXSTAR FINANCE, L.L.C.

2.  Summary of Significant Accounting Policies--(Continued)

special purpose entities (Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

   Unless otherwise noted, all dollars are in thousands.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast program rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

   The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Concentration of Credit Risk

   Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2001, 2000 and 1999. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. A significant portion of the Company's accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

   Advertising revenues, which include network compensation, are recognized in the period during which the time spots are aired. Revenues from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

Trade and Barter Transactions

   The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used.

   The Company barters advertising time for certain program material. These transactions are recorded at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods.

                            NEXSTAR FINANCE, L.L.C.

2.  Summary of Significant Accounting Policies--(Continued)

Broadcast Rights and Broadcast Rights Payable

   Broadcast rights, primarily in the form of syndicated programs and feature film packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

Property and Equipment

   Property and equipment is stated at cost or estimated fair value for purchase business combinations and trade transactions at the date of acquisition. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 39 years.

Intangible Assets

   Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from the acquisitions by the Company (Note 3). Identifiable intangible assets include FCC licenses, network affiliation agreements and commercial advertising contracts and are being amortized on a straight-line basis over periods ranging from 1 to 15 years. Goodwill is the excess of the purchase price over the fair market value of the net assets acquired and is amortized over 40 years using the straight-line method.

Long-Lived Assets

   The Company evaluates the recoverability of its tangible and intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the fair value of the asset, the carrying value would be reduced to its fair value, which is measured as the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss for the years ended December 31, 2001, 2000 and 1999.

Debt Financing Costs

   Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new guidelines for accounting and reporting for derivative instruments and hedging activities. Subsequently, SFAS No. 133 was amended by the issuance of SFAS No. 137 and SFAS No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001.

   The Company uses derivative financial instruments to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the benchmark

                            NEXSTAR FINANCE, L.L.C.

interest rate on its fixed rate debt. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. No components of derivative instruments' gains or losses are excluded from the assessment of hedge effectiveness. The Company assesses hedge effectiveness on a quarterly basis and records the derivative gain or loss related to the ineffective portion of the derivative to current earnings. The ineffectiveness reported in current earnings during the year ended December 31, 2001 was immaterial. If the Company determines that the forecasted cash flows of the hedged item are no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the derivative contract related to the affected portion of the forecasted transaction is recognized in current earnings.

   The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. At the time of adoption, the Company recorded approximately a $0.2 million liability to reflect the fair value of the interest rate swap agreements in effect at the time of adoption in which the Company paid a fixed rate and received a variable rate. The agreements were designated as a hedge of the variable cash flow exposure on the Company's variable rate debt. Correspondingly, the Company recorded a cumulative-effect adjustment of approximately $0.2 million in accumulated other comprehensive loss in accordance with the transition provisions of SFAS No. 133. Of the $0.2 million recorded in accumulated other comprehensive loss, all of it was reclassified into earnings for the year ended December 31, 2001. Of the $3.7 million net deriative losses recorded in accumulated other comprehensive loss at December 31, 2001, all of it is expected to be reclassified into earnings within the next 12 months pursuant to the Company's hedge of its variable rate debt.

Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," requires the display of comprehensive income or loss and its components as part of the Company's full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

   Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss of $0.2 million to recognize the fair value of all derivatives that were designated as cash flow hedging instruments of the Company's variable rate debt. As of December 31, 2001, the cumulative net unrealized losses recorded in other comprehensive loss were $3.7 million.

Advertising Expense

   The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $803, $1,450 and $923 for the years ended December 31, 2001, 2000 and 1999, respectively.

Financial Instruments

   The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of derivative

                            NEXSTAR FINANCE, L.L.C.

financial instruments is obtained from financial institution quotes. The interest rates on the Company's term loan and revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company's term loan and revolving credit facility approximates fair value. See Note 9 for fair value of fixed rate debt.

Accounting for Income Taxes

   Nexstar is an L.L.C. that is treated as a partnership for income tax purposes. No provision for income taxes is required by Nexstar as its income and expenses are taxable to or deductible by its members. Bastet, Mission of Wichita Falls and Mission of Joplin and certain wholly-owned corporate subsidiaries of Nexstar are subject to income taxes and account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including FCC licenses. The amortization of existing goodwill and FCC licenses will cease on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill and FCC licenses; however, the Company will be required to test its goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is currently in the process of assessing the impact of SFAS No. 142, including how it will measure impairment for goodwill and FCC licenses, however it has not yet had sufficient time to complete such evaluation. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $3.6 million and incurred amortization expense related to its broadcast licenses of $5.2 million. As a result of implementing SFAS No. 142, the Company's net income will not be impacted by amortization expense related to goodwill or FCC licenses.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion ("APB") No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.

3.  Acquisitions

   During 2001, 2000, and 1999, the Company made the acquisitions set forth below, each of which has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The consolidated financial statements include the operating results of each business from the date of acquisition.

                            NEXSTAR FINANCE, L.L.C.

3.  Acquisitions--(Continued)

  The WCIA-TV/WCFN-TV and WMBD-TV Acquisition

   On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA-TV/WCFN-TV and WMBD-TV from Midwest Television, Inc. ("Midwest") for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $0.5 million, which was paid directly to the owner of Midwest for the building that houses WCIA-TV. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the consideration paid over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $36.6 and is being amortized using the straight-line method over 40 years. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

  The KTAL-TV Acquisition

   On November 1, 2000, Nexstar acquired substantially all of the assets of KTAL-TV from KCMC, Inc. for approximately $35.3 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets approximated $4.3 million and is being amortized using the straight-line method over 40 years.

  The KMID-TV Acquisition

   On September 21, 2000, Nexstar acquired substantially all the assets of KMID-TV from Gocom Holdings, LLC for approximately $10.0 million, exclusive of transaction costs. The consideration paid approximated the estimated fair market value of the tangible net assets and identifiable intangible assets acquired. As such, no goodwill has been recorded.

  The WROC-TV Acquisition

   In 1999, Nexstar acquired substantially all of the assets of WROC-TV from STC Broadcasting, Inc. for approximately $46.0 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $1.2 million and is being amortized using the straight-line method over 40 years.

  The KTAB-TV Acquisition

   In 1999, Nexstar acquired substantially all of the assets of KTAB-TV from Shooting Star Broadcasting, LP for approximately $17.3 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $4.6 million and is being amortized using the straight-line method over 40 years.

  The KJTL-TV and KJBO-TV Acquisition

   On June 1, 1999, Mission acquired substantially all of the assets of KJTL-TV and KJBO-TV from Wicks Broadcast Group, LP for approximately $15.5 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $3.9 million and is being amortized using the straight-line method over 40 years.

                            NEXSTAR FINANCE, L.L.C.

3.  Acquisitions--(Continued)

   The selected unaudited pro forma consolidated information for the years ended December 31, 2001, 2000 and 1999, determined as if the acquisitions described above occurred on January 1 of the prior year, would have resulted in the following:

                    December 31, 2001/(1)/   December 31, 2000     December 31, 1999
                    As Reported  Pro Forma As Reported Pro Forma As Reported Pro Forma
                    -----------  --------- ----------- --------- ----------- ---------
Revenues (excluding
  trade and barter)  $114,474    $114,474   $124,631   $133,240   $ 91,058   $110,063
Total net revenues.   110,729     110,729    117,467    124,743     86,959    103,874
Income (loss) from
  operations.......        62          62     18,570     19,207      5,508      6,542
Net loss...........  $(33,470)   $(33,470)  $ (2,523)  $ (8,496)  $(14,249)  $(22,360)

--------
(1) The December 31, 2001 pro forma amounts do not include the results of Midwest for the twelve days prior to acquisition on January 12, 2001. Amounts deemed de miminus.

   This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired companies been combined during the specified periods.

4.  Special Purpose Entities

   Bastet, Mission of Wichita Falls and Mission of Joplin are separate entities 100% owned by an independent third party. Collectively, these entities own, operate and program the following television stations: WYOU-TV, WFXP-TV, KJTL-TV, and KJBO-TV. Through a TBA, Mission of Joplin provides most of the programming and administrative services for KODE-TV pending the purchase of its assets in September 2002. Nexstar does not own or control the television stations, but it has entered into various management and service arrangements with all of the stations, except KODE-TV (Note 1). In addition to providing certain services to the television stations, Nexstar is also guarantor of Bastet's and both Missions' combined debt (Note 9). Additionally, the owner has granted to Nexstar a purchase option on each entity to acquire the assets and liabilities of each entity for consideration equal to the indebtedness of the entity, as defined in the option agreement. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," Bastet, Mission of Wichita Falls and Mission of Joplin satisfy the definition of special purpose entities and as such Nexstar is considered a sponsor of them. Accordingly, the financial results of operations of these entities have been consolidated with those of Nexstar in these consolidated financial statements. Because the relevant entities have a net asset deficit and there is no binding obligation on the minority party to make good on the deficit, minority interest in the results of operations and share of net assets have not been recognized.

5.  Time Brokerage and Outsourcing Agreements

   In 2001, 2000 and 1999, the Company had the following arrangements:

  The KODE-TV Arrangement

   On December 31, 2001 Mission of Joplin entered into a TBA with a subsidiary of Gocom Holdings, LLC, current owner of KODE-TV. In September 2002, Mission of Joplin will purchase substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the agreement, Mission of Joplin has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission of Joplin will make TBA payments of $35 per month to Gocom Holdings, LLC through September 2002.

                            NEXSTAR FINANCE, L.L.C.

5.  Time Brokerage and Outsourcing Agreements--(Continued)

  The WYZZ-TV Arrangement

   Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ-TV, a Fox affiliate in Peoria, IL. The parties will share the combined broadcast cash flow generated by WYZZ-TV and WMBD-TV. The agreement is non-cancelable until May 2003 and expires in December 2008.

  The KMID-TV Arrangement

   In 2000, Nexstar entered into a TBA with a subsidiary of Gocom Holdings, LLC to program KMID-TV. Under the TBA Nexstar paid fees to the previous owner until the acquisition was completed. Fees of $60 were paid during the TBA period.

  The KTAB-TV Arrangement

   In 1999, Nexstar entered into a TBA with Shooting Star Broadcasting, LP to program KTAB-TV. Under the TBA, Nexstar accrued fees to the previous owner until the acquisition was completed. Fees of $203 were paid on the acquisition date.

  The WROC-TV Arrangement

   In 1999, Nexstar entered into a TBA with STC Broadcasting, Inc. to program WROC-TV. Under the TBA, Nexstar paid fees to the previous owner until the acquisition was completed. Fees of $175 were paid during the TBA period.

  The WCIA-TV/WCFN-TV and WMBD-TV Arrangement

   In 1999, Nexstar entered into a TBA with Midwest Television, Inc. ("Midwest") to program WCIA-TV/WCFN-TV and WMBD-TV. On January 12, 2001, Nexstar purchased the assets of the stations for approximately $108.0 million at which time the TBA terminated. A TBA fee of $2.25 million was paid at closing. Nexstar accrued the fee over the term of the agreement at a rate of $125 per month.

6.  Related Party Transactions

Guaranty--Chief Executive Officer

   Pursuant to a continuing guaranty agreement dated June 16, 2001 with the Company's primary lender, the Company has entered into an agreement to guarantee a $3.0 million nonrevolving line of credit to its President and Chief Executive Officer to enable him to purchase equity units of the Company. The line of credit is full-recourse to the officer and is available until December 31, 2004.

Management Services Agreement

   The Company paid management and consulting fees to ABRY Partners LLC ("ABRY"). For the years ended December 31, 2000 and 1999, the Company incurred $276 and $265, respectively, of management and consulting fees which are included in selling, general and administrative expenses. Effective December 31, 2000 ABRY terminated its management services agreement with the Company.

Bridge Loan

   The Company received a bridge loan by one of the ABRY partnerships in conjunction with the Company's acquisition of WROC-TV in 1999. The principal amount of $14.5 million and accrued interest thereon, was due on May 31, 2000. The outstanding amount was paid in full on May 12, 2000. Interest accrued annually at a rate of 9.0%. The Company recorded $454 and $784 of interest expense for the years ended December 31, 2000 and 1999, respectively.

                            NEXSTAR FINANCE, L.L.C.

7.  Property and Equipment

                                                                         December 31,
                                                                      ------------------
                                                          Estimated
                                                         useful life
                                                           (years)      2001      2000
                                                        ------------- --------  --------
Buildings and building improvements....................      39       $ 15,841  $ 13,298
Land and land improvements.............................    N/A-39        2,738     2,750
Leasehold improvements................................. term of lease    1,523     1,212
Studio equipment.......................................      5-7        33,181    32,245
Transmission equipment.................................     5-15        27,800    20,128
Office equipment and furniture.........................      5-7         5,122     3,833
Vehicles...............................................       5          4,241     3,281
Construction in progress...............................      N/A           724       308
                                                                      --------  --------
                                                                        91,170    77,055
Less: accumulated depreciation.........................                (33,787)  (21,711)
                                                                      --------  --------
Property and equipment, net of accumulated depreciation               $ 57,383  $ 55,344
                                                                      ========  ========

8.  Intangible Assets

                                                                   December 31,
                                                                ------------------
                                                    Estimated
                                                   useful life
                                                     (years)      2001      2000
                                                   ------------ --------  --------
Goodwill..........................................      40      $ 99,097  $ 66,448
Network affiliation agreement.....................      15       171,957   129,639
FCC license.......................................      15        77,113    57,019
Debt financing costs.............................. term of debt   16,382       594
Other intangibles.................................     1-15        7,104     5,788
                                                                --------  --------
                                                                 371,653   259,488
Less: accumulated amortization....................               (59,407)  (39,008)
                                                                --------  --------
Intangible assets, net of accumulated amortization              $312,246  $220,480
                                                                ========  ========

9.  Debt

   Long-term debt consists of the following:

                                                       December 31,
                                                    ------------------
                                                      2001      2000
                                                    --------  --------
         Term loans................................ $ 82,000  $119,500
         Revolving credit facilities...............   46,143   133,972
         Senior subordinated notes, net of discount  154,097        --
         SFAS No. 133 hedge accounting adjustment..    1,590        --
                                                    --------  --------
                                                     283,830   253,472
         Less: current portion.....................     (488)  (11,125)
                                                    --------  --------
                                                    $283,342  $242,347
                                                    ========  ========

                            NEXSTAR FINANCE, L.L.C.

9.  Debt--(Continued)

  The Nexstar Senior Secured Credit Facility

   On January 12, 2001, Nexstar entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the "Nexstar revolver") in the amount of $122.0 million and a term loan facility (the "Nexstar term loan") in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facility was amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods and to reduce the revolving facility to $42.0 million. Prepayments were made under the Term A facility, which effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the option of the Company, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.65% to 6.64% at December 31, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the Company is required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments beginning in 2002 and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facility are guaranteed, jointly and severally, by Nexstar Broadcasting, Bastet, Mission of Wichita Falls and Mission of Joplin, and by each existing and subsequently acquired or organized subsidiary.

  The Bastet/Mission Senior Secured Credit Facility

   On January 12, 2001, Bastet and Mission of Wichita Falls, Inc. entered into a credit agreement (the "Bastet/Mission credit facility") with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission of Wichita Falls not to exceed the aggregate commitment of $43.0 million.

   On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission of Joplin as a borrower. Bastet and both Missions are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and both Missions, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.23% to 5.40% at December 31, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or either Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and both Missions are required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

   Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's credit facilities approximates carrying value.

                            NEXSTAR FINANCE, L.L.C.

9.  Debt--(Continued)

   On June 1, 1999, the existing Nexstar credit agreements were amended and restated to include a term loan for an aggregate maximum amount of $125.0 million, a revolving credit facility of $80.0 million and an available incremental revolving credit facility not to exceed $75.0 million. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

   On June 1, 1999, the Bastet and Mission of Wichita Falls existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include Mission as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

  Senior Subordinated Notes

   On March 16, 2001, Nexstar issued $160.0 million of 12.0% Senior Subordinated Notes (the "notes") at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of the Company. They are general unsecured senior subordinated obligations subordinated to all of the Company's senior debt. The notes are redeemable on or after April 1, 2004 with the net cash proceeds from qualified equity offerings. The discount on the notes is amortized to interest expense over the term of the notes.

   The proceeds of the offering were used to partially refinance existing indebtedness of the Company and fund working capital needs.

  Registration

   In September 2001 the notes were registered under the Securities Act of 1933 pursuant to a registration rights agreement.


   The fair value of the Company's fixed rate debt is estimated based on quoted market prices for the same or similar issue, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair value of fixed rate debt were as follows:

                                       December 31, 2001
                                       -----------------
                       Carrying amount     $154,097
                       Fair value.....      161,600

   At December 31, 2001, scheduled maturities of the Company's debt (undiscounted) are summarized as follows:

                              2002...... $    488
                              2003......    2,567
                              2004......    3,845
                              2005......    5,337
                              2006......    6,402
                              Thereafter  269,504
                                         --------
                                         $288,143
                                         ========

                            NEXSTAR FINANCE, L.L.C.

9.  Debt--(Continued)

  Debt Covenants

   The bank debt agreements and notes contain covenants which require the Company to comply with certain financial ratios, capital expenditure and cash film payments and other limits. Covenants are formally calculated quarterly and are prepared on a consolidated basis. The Company was in compliance with all covenants at December 31, 2001, 2000 and 1999.

  Debt Financing Costs

   In conjunction with the amendment and restatement of the credit facility during 1999 and the modification of the credit facility during 2001, the Company expensed $2.8 million and $0.3 million, respectively, related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item.

  Interest Rate Swap Agreements

   At December 31, 2001, the Company had in effect two interest rate swap agreements to pay fixed and receive variable interest rates as required by its credit facility agreements, with notional amounts of $93.3 million and $20.0 million, respectively, and one swap agreement to pay a variable rate and receive a fixed rate with a notional amount of $60.0 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company's variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The remaining agreements are designated as hedges of either the variability of cash flows on variable rate debt or the fair value change of the fixed rate debt attributable to changes in the benchmark interest rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreements representing the cash the Company would pay to settle the agreements was approximately $2.4 million and $0.2 million at December 31, 2001 and December 31, 2000, respectively.

  Note Payable

   A note payable for $4.5 million was issued by the Company as part of the consideration for the acquisition of KFDX-TV, KBTV-TV and KSNF-TV from US Broadcast Group, LLC in 1998. The noninterest-bearing note required payments of $1.0 million and $2.5 million on December 31, 2000 and 1999, respectively. The unamortized discount was calculated using an interest rate of 7.5%, which approximated the Company's incremental borrowing rate for similar debt at the time of acquisition. The amount remaining outstanding was paid in full on December 31, 2000.

10.  Member's Interest

   The Company is 100% owned and controlled by one member, Nexstar Holdings (Note 1).

   On January 12, 2001, Nexstar received $105.0 million in capital contributions from Nexstar II, (known then as Nexstar Finance Holdings, L.L.C.). On March 16, 2001, concurrent with the funding from the notes, $30.0 million was distributed back to Nexstar II. On August 7, 2001 and November 14, 2001, Nexstar received $20.0 million and $15.0 million, respectively, in capital contributions from Nexstar Holdings, the proceeds of which were used to reduce bank debt.

                            NEXSTAR FINANCE, L.L.C.

11.  Income Taxes

   The provision for income taxes charged to continuing operations was as follows at December 31:

                                                2001   2000    1999
                                                ----  -------  -----
          Current tax (expense) benefit:
             Federal........................... $307  $(1,131) $(662)
             State.............................  (95)    (516)  (158)
                                                ----  -------  -----
                                                 212   (1,647)  (820)
                                                ----  -------  -----
          Deferred tax (expense) benefit:
             Federal...........................  539      447    507
             State.............................  128      102   (345)
                                                ----  -------  -----
                                                 667      549    162
                                                ----  -------  -----
                 Net tax (expense) benefit..... $879  $(1,098) $(658)
                                                ====  =======  =====

   The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

                                                                    2001     2000     1999
                                                                   -------  -------  -------
Tax benefit at statutory rates.................................... $11,930  $   499  $ 3,767
Change in valuation allowance.....................................  (1,947)  (1,301)  (1,296)
Income earned by a partnership not subject to corporate income tax  (9,209)     (43)  (2,796)
State and local taxes, net of federal benefit.....................     348      (21)    (128)
Other, net........................................................    (243)    (232)    (205)
                                                                   -------  -------  -------
Net tax (expense) benefit......................................... $   879  $(1,098) $  (658)
                                                                   =======  =======  =======

   The components of the net deferred tax liability are as follows at December
31:

                                            2001     2000     1999
                                           -------  -------  -------
          Net operating loss carryforwards $ 5,341  $ 3,818  $ 2,307
          Property and equipment..........  (1,966)  (2,243)  (2,327)
          Intangible assets...............  (4,570)  (5,385)  (5,650)
          Other...........................     129      130      141
          Valuation allowance.............  (5,550)  (3,603)  (2,302)
                                           -------  -------  -------
          Net deferred tax liability...... $(6,616) $(7,283) $(7,831)
                                           =======  =======  =======

   At December 31, 2001, the Company has federal and state net operating loss carryforwards available of approximately $12.6 million and $15.7 million, respectively, to reduce future taxable income. These net operating losses begin to expire in 2008 if not utilized.

   The Company has provided a valuation allowance for certain deferred tax assets. The allowance relates to the generation of net operating losses and other deferred tax assets of certain corporate subsidiaries, the benefit of which may not be realized.

   A corporation that undergoes a "change of ownership" pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future.

                            NEXSTAR FINANCE, L.L.C.

An ownership change occurred with regard to one subsidiary on April 15, 1997. The amount of the net operating loss at December 31, 2001 associated with that subsidiary was approximately $1.1 million. The annual limitation on the use of the net operating loss is approximately $446. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company's financial position or results of operation. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2001, could have a material adverse impact on the Company's financial position or results of operations.

12.  Commitments and Contingencies

Broadcast Rights Commitments

   Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2001:

     2002......................................................... $ 3,800
     2003.........................................................   4,472
     2004.........................................................   2,513
     2005.........................................................     885
     Thereafter...................................................      --
                                                                   -------
     Future minimum payments for unavailable cash broadcast rights $11,670
                                                                   =======

   Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital Conversion

   FCC regulations require the Company to commence digital operations by May 1, 2002, in addition to continuing the Company's analog operations, unless an extension of time is granted. We have requested an extension of time to begin digital operations at all of the stations except WCIA-TV and WCFN-TV which are scheduled to meet the deadline. Although there can be no assurance that the FCC will so act, the Company anticipates that the FCC will grant the extension. The digital conversion will require an average initial capital investment of $0.25 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.75 million per station for full-power transmission modifications. Except for the capital invested in WCFN-TV to make it a full-power broadcasting station, there were no expenditures for digital conversion in 2001. The Company anticipates that digital expenditures will be funded through available cash on hand and cash generated from operations.

                            NEXSTAR FINANCE, L.L.C.

12.  Commitments and Contingencies--(Continued)

Operating and Capital Leases

   The Company leases office space, vehicles, antennae sites, studio and other operating equipment under noncancelable capital and operating lease arrangements expiring through 2007. Charges to operations for such leases aggregated $584, $643 and $504 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under these leases are as follows at December 31, 2001:

                                             Capital lease Operating lease
                                              obligations    obligations
                                             ------------- ---------------
     2002...................................      $23          $  441
     2003...................................       --             426
     2004...................................       --             354
     2005...................................       --             213
     2006...................................       --             207
     Thereafter.............................       --             448
                                                  ---          ------
                                                  $23          $2,089
                                                  ---          ------
                                                  ---          ------
     Less: amount representing interest.....        1
                                                  ---
     Present value of minimum lease payments      $22
                                                  ===

Litigation

   From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

13.  Employment Matters

   As of December 31, 2001, the Company had a total of 1,027 employees comprised of 891 full-time and 136 part-time or temporary employees. As of December 31, 2001, 214 of the Company's employees are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory, and the Company has not experienced any work stoppages at any of its facilities. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

   The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Through December 31, 2001, the Company had not elected to make such contributions, except where required to do so under the terms of specific union labor contracts. Mandatory amounts contributed pursuant to labor contracts were $0, $26 and $25 during the years ended December 31, 2001, 2000 and 1999, respectively.

14.  Nexstar Finance, Inc.

   Nexstar Finance, Inc., a wholly-owned subsidiary of Nexstar, was incorporated on December 5, 2000 in the State of Delaware for the purpose of facilitating future financings. Nexstar Finance Holdings, Inc. was capitalized with an immaterial amount of equity and had no operating activities for the year ended December 31, 2001 and 2000.

                            NEXSTAR FINANCE, L.L.C.

15.  Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

                                                              Balance at  Charged               Balance at
                                                              Beginning      to                   End of
                                                              of Period  Operations Deductions    Period
-                                                             ---------- ---------- ----------  ----------
Year ended December 31, 1999--Allowance for doubtful accounts     $344       $214        $(206)     $352
Year ended December 31, 2000--Allowance for doubtful accounts      352        346         (283)      415
Year ended December 31, 2001--Allowance for doubtful accounts      415        438         (363)      490

Exhibit
  No.                                               Exhibit Index
-------                                             -------------
  3.1   Certificate of Formation of Nexstar Finance, L.L.C. (Incorporated by reference to Exhibit 3.1 to
        Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and
        Nexstar Finance, Inc.)
  3.2   Limited Liability Company Agreement of Nexstar Finance, L.L.C. (Incorporated by reference to
        Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance,
        L.L.C. and Nexstar Finance, Inc.)
  3.3   Articles of Incorporation of Nexstar Finance, Inc. (Incorporated by reference to Exhibit 3.3 to
        Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and
        Nexstar Finance, Inc.)
  3.4   By-laws of Nexstar Finance, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)
  4.1   Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and
        The Bank of New York, as successor to United States Trust Company of New York, dated as of
        March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4
        (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)
  4.2   Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World
        Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar
        Finance, L.L.C. and Nexstar Finance, Inc.)
 10.1   Purchase Agreement by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., Banc of America
        Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc.,
        dated March 13, 2001. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form
        S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

 10.2   First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of
        November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K
        (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

 10.3   Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance,
        L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A.,
        Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to
        Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C.
        and Nexstar Finance Holdings, Inc.)

 10.4   First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar
        Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to
        Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C.
        and Nexstar Finance Holdings, Inc.)

 10.5   Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank,
        dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on
        Form S-4 (File No. 333-62916) filed by Nexstar Finance L.L.C. and Nexstar Finance, Inc.)

 10.6   Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls,
        Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

Exhibit
  No.                                                 Exhibit Index
-------                                               -------------
  10.7  Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls,
        Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January
        12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No.
        333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)
  10.8  Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Broadcasting Group, L.L.C.
        and Nexstar Finance Holdings, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by
        Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)
  10.9  Guaranty Agreement, dated as of January 12, 2001, executed by the direct subsidiaries of Nexstar
        Broadcasting Group, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by
        Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)
 10.10  Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Finance Holdings, Inc. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.6 to
        Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and
        Nexstar Finance, Inc.)
 10.11  Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.7 to
        Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and
        Nexstar Finance, Inc.)
 10.12  Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and
        Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration
        Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance,
        Inc.)
 10.13  Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to
        Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance,
        L.L.C. and Nexstar Finance, Inc.)
 10.14  Pledge and Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to
        Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance,
        L.L.C. and Nexstar Finance, Inc.)
 10.15  Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and
        Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to
        Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance,
        L.L.C. and Nexstar Finance, Inc.)
 10.16  Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration
        Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance,
        Inc.)
 10.17  Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and
        Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to
        Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance,
        L.L.C. and Nexstar Finance, Inc.)
 10.18  Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and
        Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration
        Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance,
        Inc.)

Exhibit
  No.                                               Exhibit Index
-------                                             -------------
 10.19  Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration
        Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance,
        Inc.)
 10.20  Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and
        Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to
        Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance,
        L.L.C. and Nexstar Finance, Inc.)

 10.21  Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley
        Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual
        Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar
        Finance Holdings, Inc.)
 10.22  Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration
        Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance,
        Inc.)
 10.23  Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G.
        Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to
        Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and
        Nexstar Finance, Inc.)
 10.24  Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration
        Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance,
        Inc.)
 10.25  Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC.
        (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K (File No. 333-68964)
        filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)
 10.26  Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin
        License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit
        10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings,
        L.L.C. and Nexstar Finance Holdings, Inc.)
 10.27  Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License,
        Inc., and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to
        Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and
        Nexstar Finance Holdings, Inc.)
  21.1  Subsidiaries of the registrant. Incorporated by reference to Exhibit 21.1 to Registration Statement on
        Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)