Form 10-Q
period 2002-03-31
NEXSTAR FINANCE LLC; NEXSTAR FINANCE INC
filed 2002-05-16
CIK 1142126, 1142125

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended March 31,2002
                                     OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from to .

                      COMMISSION FILE NUMBER: 333-62916

                            Nexstar Finance, L.L.C.
                             Nexstar Finance, Inc.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                   23-3063155
    (State of incorporation)                           23-3063152
                                          (I.R.S. Employer Identification No.)

 200 Abington Executive Park, Suite 201
   Clarks Summit, Pennsylvania 18411                 (570) 586-5400
(Address of Principal Executive Offices,  (Registrant's Telephone Number,
       including Zip Code)                        Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

================================================================================

                              TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)................................................ 2
         Consolidated Balance Sheets - December 31, 2001 and March 31, 2002............. 2
         Consolidated Statements of Operations and Other Comprehensive Loss
           for the three months ended March 31, 2002 and 2001........................... 3
         Consolidated Statement of Changes in Member's Interest for the year ended December 31, 2001 and for the three months ended March 31, 2002........ 4
         Consolidated Statement of Cash Flows for the three months ended
           March 31, 2001 and 2002...................................................... 5
         Notes to Consolidated Financial Statements..................................... 6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................12
Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................21

PART II. OTHER INFORMATION
Item 1. Legal Proceedings................................................................22
Item 2. Changes in Securities and Use of Proceeds........................................22
Item 3. Defaults Upon Senior Securities..................................................22
Item 4. Submission of Matters to a Vote of Security Holders..............................22
Item 5. Other Information................................................................22
Item 6. Exhibits and Reports on Form 8-K.................................................22

SIGNATURES...............................................................................23

Nexstar Finance, L.L.C.
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                         December 31,        March 31,
                                                                                            2001               2002
                                                                                                            (Unaudited)
                                                                                               (dollars in thousands)
Assets
Current assets:
    Cash and cash equivalents                                                       $           5,802    $        14,072
    Accounts receivable, net of allowance for doubtful accounts of $490
      and $534, respectively                                                                   25,442             22,585
    Current portion of broadcast rights                                                        10,062              6,962
    Prepaid expenses and other current assets                                                     993              1,506
    Deferred tax assets                                                                           276                334
    Taxes receivable                                                                              233                 30
                                                                                       --------------      -------------

        Total current assets                                                                   42,808             45,489

Property and equipment, net                                                                    57,383             56,604
Broadcast rights                                                                                3,685              3,260
Due from parent entities                                                                        2,782              2,960
Other noncurrent assets                                                                         8,240              7,510
Intangible assets, net                                                                        312,246            308,265
                                                                                       --------------      -------------

        Total assets                                                                $         427,144    $       424,088
                                                                                       ==============      =============

Liabilities and Member's Interest
Current liabilities:
    Current portion of debt                                                         $             488    $           651
    Current portion of capital lease obligations                                                   23                 18
    Current portion of broadcast rights payable                                                10,242              7,019
    Accounts payable                                                                            3,732              4,495
    Accrued expenses                                                                            3,986              4,667
    Interest payable                                                                            6,041             10,290
    Deferred revenue                                                                              335                926
                                                                                       --------------      -------------

        Total current liabilities                                                              24,847             28,066

Debt                                                                                          283,342            285,691
Broadcast rights payable                                                                        3,770              3,373
Deferred tax liabilities                                                                        6,892              6,892
Other liabilities                                                                               4,022              2,768
                                                                                       ---------------------------------

        Total liabilities                                                                     322,873            326,790
                                                                                       --------------      -------------

Commitments and contingencies (Note 8)
Member's interest:
    Contributed capital                                                                       171,479            170,066
    Accumulated deficit                                                                      (63,477)           (70,002)
    Accumulated other comprehensive loss on derivative instruments                            (3,731)            (2,766)
                                                                                       ---------------------------------

        Total member's interest                                                               104,271             97,298
                                                                                       --------------      -------------

        Total liabilities and member's interest                                     $         427,144    $       424,088
                                                                                       ==============      =============

The accompanying notes are an integral part of these consolidated financial statements
                                      2

Nexstar Finance, L.L.C
Consolidated Statement of Operations and Other Comprehensive Loss
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                  March 31,
                                                                     -------------------------------------
                                                                          2001                 2002
                                                                                 (Unaudited)
                                                                           (dollars in thousands)
Revenues (excluding trade and barter)                              $          26,604    $          29,999
Less: commissions                                                            (3,524)              (4,059)
                                                                     ---------------      ---------------

Net revenues (excluding trade and barter)                                     23,080               25,940
Trade and barter revenues                                                      2,525                2,382
                                                                     ---------------      ---------------

        Total net revenues                                                    25,605               28,322
                                                                     ---------------      ---------------

Expenses:
    Operating                                                                  7,818                8,501
    Selling, general and                                                       7,125                8,534
    administrative
    Amortization of broadcast rights                                           4,082                3,584
    Amortization of intangible                                                 5,432                3,256
    assets
    Depreciation                                                               2,925                3,151
                                                                     ---------------      ---------------

        Total expenses                                                        27,382               27,026
                                                                     ---------------      ---------------

Income (loss) from operations                                                (1,777)                1,296
Interest expense, including amortization of debt
  financing costs                                                            (6,864)              (8,674)
Interest income                                                                   48                   34
Other income, net                                                                  3                1,001
                                                                     ---------------      ---------------

Loss before income taxes                                                     (8,590)              (6,343)

Income tax benefit (expense)                                                     223                (182)
                                                                     ---------------      ---------------

Loss before extraordinary loss from refinancing of credit
  facilities                                                                 (8,367)              (6,525)

Extraordinary loss from refinancing of credit
    facilities, net of income tax effect                                       (263)                    -
                                                                     ---------------      ---------------

Net loss                                                                     (8,630)              (6,525)
                                                                     ---------------      ---------------

Other comprehensive loss:
Cumulative effect of change in accounting principle                            (241)                    -

Deferral of unrealized derivative gains and losses                           (1,965)                  965
                                                                     ---------------      ---------------

Net loss and other comprehensive loss                              $        (10,836)    $         (5,560)
                                                                     ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements
                                      3

Nexstar Finance, L.L.C
Consolidated Statement of Changes in Member's Interest
--------------------------------------------------------------------------------

                                                                                            Other               Total
                                                   Contributed       Accumulated        Comprehensive          Member's
                                                     Capital           Deficit               Loss              Interest
                                                ----------------  -----------------  -------------------  -----------------
                                                                          (dollars in thousands)
Balance at December 31, 2000                    $        61,531   $       (30,007)   $                -   $         31,524

Contributions                                           140,005                  -                    -            140,005

Distributions                                          (30,057)                  -                    -           (30,057)

Net loss                                                      -           (33,470)                    -           (33,470)

Cumulative effect of change in accounting                     -                  -                (241)              (241)
principle

Deferral of unrealized derivative gains and                   -                  -              (3,490)            (3,490)
losses
                                                ---------------   ----------------   ------------------   ----------------

Balance at December 31, 2001                            171,479           (63,477)              (3,731)            104,271

Contributions                                                 3                  -                    -                  3

Distributions                                           (1,416)                  -                    -            (1,416)

Net loss                                                      -            (6,525)                    -            (6,525)

Deferral of unrealized derivative gains and                   -                  -                  965                965
losses
                                                ---------------   ----------------   ------------------   ----------------

Balance at March 31, 2002 (Unaudited)           $       170,066   $       (70,002)   $          (2,766)   $         97,298
                                                ===============   ================   ==================   ================

The accompanying notes are an integral part of these consolidated financial statements
                                      4

Nexstar Finance, L.L.C.
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          --------------------------------
                                                                               2001             2002
                                                                                    (Unaudited)
                                                                               (dollars in thousands)
Cash flows from operating activities:
    Net loss                                                                 $   (8,630)      $   (6,525)
    Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
      Deferred income taxes                                                        (296)             (58)
      Depreciation of property and equipment                                       2,925            3,151
      Amortization of intangible assets                                            5,432            3,256
      Amortization of debt financing costs                                           449              801
      Amortization of broadcast rights, net of barter                              2,012            1,925
      Payments for broadcast rights                                              (2,013)          (2,020)
      Loss on asset disposal, net                                                     15                4
      Loss from modification of credit facility, net of tax                          263                -
      Amortization of debt discount                                                   24              155
      Effect of accounting for derivative instruments                                  -            (288)
    Changes in assets and liabilities:
      Decrease in accounts receivable and due from parent entities                 1,062            2,679
      Increase in prepaid expenses and other current assets                        (505)            (513)
      Decrease in other noncurrent assets                                             11              586
      Increase (decrease) in accounts payable and accrued expenses                 (834)            1,444
      (Increase) decrease in taxes receivable                                      (209)              203
      Increase in interest payable                                                 1,518            4,249
      Increase in deferred revenue                                                   127              591
      Decrease in due to Midwest Television, Inc.                                (2,257)                -
                                                                          --------------   --------------

        Net cash provided by (used for) operating activities                       (906)            9,640
                                                                          --------------   --------------

Cash flows from investing activities:
    Additions to property and equipment                                          (2,496)          (2,377)
    Proceeds from sale of assets                                                       7                -
    Acquisition of broadcast properties                                        (107,956)                -
                                                                          --------------   --------------

        Net cash used for investing activities                                 (110,445)          (2,377)
                                                                          --------------   --------------

Cash flows from financing activities:
    Proceeds from debt issuance                                                  419,952                -
    Repayment of loans                                                         (371,181)              (4)
    Proceeds from revolver draws                                                  12,500            2,500
    Payments for debt finance and transaction costs                             (14,078)             (76)
    Cash escrowed for debt service                                              (10,500)                -
    Capital contributions                                                        105,000                3
    Distributions                                                               (30,003)          (1,416)
                                                                          --------------   --------------

        Net cash provided by financing activities                                111,690            1,007
                                                                          --------------   --------------

Net increase in cash                                                                 339            8,270

Cash and cash equivalents at beginning of period                                   2,750            5,802
                                                                          --------------   --------------

Cash and cash equivalents at end of period                                   $     3,089      $    14,072
                                                                          ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements
                                      5

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1        ORGANIZATION AND BUSINESS OPERATIONS

         Nexstar Finance, L.L.C. ("Nexstar") owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a FOX affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through two special purpose entities, Nexstar (i) programs one FOX-affiliated television station under a Time Brokerage Agreement ("TBA"), (ii) has a Shared Services Agreement ("SSA") with a CBS-affiliated television station and (iii) has an SSA and a Joint Sales Agreement ("JSA") with a FOX-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting of Joplin, Inc. ("Mission of Joplin") provides most of the programming to an ABC-affiliated television station under a TBA and intends to purchase the underlying licenses and assets of the station in September 2002. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries, Bastet Broadcasting, Inc. ("Bastet") and Mission Broadcasting of Wichita Falls, Inc. ("Mission") and their respective subsidiaries (collectively, the "Company"). Bastet and Mission are special purpose entities. All intercompany account balances and transactions have been eliminated in consolidation.

         The financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to current period presentation.

         Unless otherwise noted, all dollars are in thousands.

         GOODWILL AND OTHER INTANGIBLE ASSETS
         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         SFAS No.142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company will complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of January 1, 2002 and which resulted in no impairment being identified. Any impairment loss resulting from the transitional impairment test of goodwill will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 and will require restatement of the first quarter of 2002. The Company has not yet determined what effect the goodwill impairment test will have on the Company's earnings and financial position. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $3.6 million.

         The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

                                                       Three Months Ended March 31,
                                                       -------------------------------
                                                           2001               2002
                                                              (Unaudited)
                                                          (dollars in thousands)
Loss before extraordinary loss from modification
  of credit facility                                     $  (8,367)         $  (6,525)
Add:
  Goodwill amortization, net of tax                             895
  Indefinite-lived intangibles amortization, net of tax       1,338                  -
Loss before extraordinary loss from modification
                                                       ------------        -----------
  of credit facility-as adjusted                         $  (6,134)         $  (6,525)
                                                       ============        ===========

Net loss                                                 $  (8,630)         $  (6,525)
Add:
  Goodwill amortization, net of tax                             895
  Indefinite-lived intangibles amortization, net              1,338                  -
  of tax
                                                       ------------        -----------
Net loss- as adjusted                                    $  (6,397)         $  (6,525)
                                                       ============        ===========

LONG-LIVED ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company's financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

         The selected unaudited pro forma consolidated information for the three months ended March 31, 2001 and 2002, determined as if the Midwest acquisition, described above, had occurred on January 1 of each period is as follows:

                                          Three Months Ended       Three Months Ended
                                            March 31, 2001           March 31, 2002
                                             (Unaudited)              (Unaudited)
                                       As reported  Pro forma(1) As reported Pro forma
                                       ------------ -----------  ----------- ---------
                                                  (dollars in thousands)
Net revenues (excluding trade
  and barter)                            $  23,080    $ 23,080     $ 25,940    $ 25,940

Total net revenues                          25,605      25,605       28,322      28,322

Income (loss) from operations              (1,777)     (1,777)        1,296       1,296

Net loss                                 $ (8,630)   $ (8,630)    $ (6,525)   $ (6,525)
                                       ===========  ==========  ===========  ==========

         (1) The March 31, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001. Amounts deemed de minimus.

         The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired companies been combined during the specified periods.

4.       RELATED PARTY TRANSACTIONS

         GUARANTY - CHIEF EXECUTIVE OFFICER
         Pursuant to a continuing guaranty agreement dated January 5, 1998 with the Company's primary lender, Nexstar has entered into an agreement to guarantee up to a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him to purchase equity units of the Company. The line of credit is full-recourse to the officer and is available until December 31, 2004.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.       INTANGIBLE ASSETS

                                                Estimated
                                               useful life           December 31,            March 31,
                                                 (years)                 2001                  2002
                                                                                            (Unaudited)
Goodwill                                        indefinite      $             99,097   $             99,097
Network affiliation agreement                       15                       171,957                171,957
FCC license                                     indefinite                    77,113                 77,116
Debt financing costs                           term of debt                   16,382                 16,408
Other intangibles                                  1-15                        7,104                  7,151
                                                                  ------------------     ------------------

                                                                             371,653                371,729

Less:  accumulated amortization                                             (59,407)               (63,464)
                                                                  ------------------     ------------------

Intangible assets, net of
  accumulated amortization                                      $            312,246   $            308,265
                                                                  ==================     ==================

6.       DEBT

         Long term debt consists of the following:

                                                                      December 31,             March 31,
                                                                          2001                   2002
                                                                                              (Unaudited)
Term loan                                                        $             82,000   $             82,000
Revolving credit facility                                                      46,143                 48,643
12% Senior subordinated notes due 2008, net of discount                       154,097                154,251
SFAS No. 133 hedge accounting adjustment                                        1,590                  1,448
                                                                   ------------------      -----------------
                                                                              283,830                286,342

Less: current portion                                                           (488)                  (651)
                                                                   ------------------      -----------------

                                                                 $            283,342   $            285,691
                                                                   ==================      =================

         BANK DEBT

         Bank Debt Facility Agreements

         The Nexstar Senior Secured Credit Facility
         On January 12, 2001, Nexstar entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the "Nexstar revolver") in the amount of $122.0 million and a term loan facility (the "Nexstar term loan") in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facility was amended to adjust financial covenants effective for the period ended September 30, 2001 and future periods and to reduce the revolving facility to $42.0 million. Prepayments have been made under the Term A facility, which has effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         option of the Company, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 6.63% at March 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the Company is required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. The Nexstar revolving and Term A facilities mature on January 12, 2007. The Term B facility matures on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facility are guaranteed, jointly and severally, by Nexstar, Bastet and Mission, and by each existing and subsequently acquired or organized subsidiary of the Company.

         The Bastet/Mission Senior Secured Credit Facility
         On January 12, 2001, Bastet and Mission entered into a credit agreement (the "Bastet/Mission credit facility") with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Bastet and/or Mission's default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 5.44% at March 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and Mission are required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

         Senior Subordinated Notes

         On March 16, 2001, Nexstar issued $160.0 million of 12% Senior Subordinated Notes (the "notes") at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of the Company. They are general unsecured senior subordinated obligations subordinated to all of Nexstar's senior debt. The notes are redeemable by Nexstar on or after April 1, 2005, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

         Debt Covenants

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The bank debt agreements and the notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, film cash payments, and other limits. The Company was in compliance with all covenants at March 31, 2002.

         Debt Financing Costs
         In conjunction with the refinancing of the credit facilities in January 2001, the Company expensed $263 related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item.

7.       INCOME TAXES

         The Company's income tax benefit for the three months ended March 31, 2001 was $223, compared to the income tax expense for the three months ended March 31, 2002 of $182. The Company's effective tax rate was 3% for both the three months ended March 31, 2001 and the three months ended March 31, 2002. The significant differences from the statutory tax rate and the effective tax rate for the three months ended March 31, 2002 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

8.       COMMITMENTS AND CONTINGENCIES

         From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

9.       SUBSEQUENT EVENTS

         On April 24, 2002, Nexstar's indirect parent, Nexstar Broadcasting Group, L.L.C., filed for an initial public offering with the SEC and will undertake a reorganization whereby Nexstar Broadcasting Group, L.L.C.and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Balance Sheet as of March 31, 2002, Unaudited Consolidated Statement of Operations and Other Comprehensive Loss and other unaudited financial statements for the three months ended March 31, 2001 and 2002 and notes to related financial statements elsewhere in this document. The "forward-looking statements" in this discussion regarding the television broadcasting industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in the discussion are subject to numerous risks and uncertainties. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," believe," "expect" or "anticipate" and other similar words. Our actual results may differ materially from those contained in any forward-looking statements.

We make references throughout our "Management's Discussion and Analysis of Financial Condition and Results of Operations" to comparisons on a "same station basis." These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended March 31, 2001 versus the three months ended March 31, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO, KTAB, KMID, KTAL, WCIA and WMBD. As used in the report, unless the context indicated otherwise, "Nexstar" refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc, "Mission Group" refers to Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. which are each special purpose entities, and all of their respective subsidiaries; and all references to "we," "our," and "us" refer, collectively, to Nexstar and the Mission Group.

INTRODUCTION

Nexstar owns and operates, through our subsidiaries, 14 television stations. Through various local service agreements with the Mission Group, we provide various management, sales or other services to five additional television stations: WYOU, WFXP, KJTL, KJBO-LP and KODE (which is currently owned, until September 30, 2002, by a subsidiary of GOCOM Holdings, LLC). Pursuant to these local service agreements, we receive substantially all of the broadcast cash flow generated by these stations through local service agreement fees. The Mission Group retains ultimate control over each station owned by the Mission Group in accordance with FCC rules and policies. Such control includes, but is not limited to, retaining control over policies, programming, advertisements and operations of the station. We have guaranteed the Mission Group's debt, and the Mission Group has guaranteed some of our debt. The Mission Group has also granted us options to purchase the assets of each of the stations owned by the Mission Group. In accordance with applicable financial accounting standards, the Mission Group entities are considered special purpose entities, and accordingly, the results of operations and financial position of the Mission Group are consolidated with our results of operations and financial position in our consolidated financial statements as if they were our wholly-owned subsidiaries.

In addition, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. that became effective December 1, 2001, we provide engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria-Bloomington, IL market. The parties will share the combined broadcast cash flow generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008. It is non-cancelable until May 2003, at which time it may be canceled by either party upon 180 days written notice.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

The operating revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network's programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to retain some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license, the latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area and the effectiveness of the station's sales force. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 63.0% and 65.8% of our spot revenue for the three months ended March 31, 2001 and 2002, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station's market. National commission rates vary within the industry and are governed by each station's agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of revenue related to the advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their advertisements directly with our stations' local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years as a result of political advertising and advertising aired during the Olympic Games.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

We define broadcast cash flow as net income (loss) plus extraordinary loss, preferred dividends, income taxes, interest expense, depreciation and amortization, other expense (income), corporate expenses, non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees) and network compensation payments received or receivable, less payments on broadcast rights, non-cash trade and barter revenue and network compensation revenue. We define EBITDA as broadcast cash flow less corporate expenses. Neither broadcast cash flow nor EBITDA (i) is a measure of performance calculated in accordance with generally accepted accounting principles, (ii) should be considered in isolation or as a substitute for net income, operating income or cash flow as reflected in our consolidated financial statements, or
(iii) is intended to represent a measure of funds available for debt service, dividends, reinvestment or discretionary uses. In addition, our definition of broadcast cash flow and/or EBITDA may not be comparable to similarly titled measures reported by other companies. We believe that the presentation of broadcast cash flow and EBITDA is relevant and useful because such data is used by industry analysts to determine a private market value of our television stations and to determine our operating performance.

The local service agreements, which were entered into during the fiscal year ended December 31, 2001, affect the year-to-year comparability of the operating results discussed below.

RECENT DEVELOPMENTS

On April 24, 2002, Nexstar's indirect parent, Nexstar Broadcasting Group, L.L.C., filed for an initial public offering with the SEC and will undertake a reorganization whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability.

Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

HISTORICAL PERFORMANCE

REVENUES

The following table sets forth the principal types of revenues received by our stations for the periods indicated and the percentage contribution of each subcategory of our total revenues, as well as agency and national sales representative commissions:

                                                Three Months Ended March 31,
                                        -------------------------------------------
                                            2001                   2002
                                        ----------------------   ------------------
                                           Amount        %        Amount      %
                                        ----------   --------    --------  --------
                                                   (dollars in thousands)
Local                                   $   15,089       56.7  $   16,635      55.5
National                                     8,865       33.3       8,657      28.9
Political                                      105        0.4       2,604       8.7
Network compensation                         1,755        6.6       1,596       5.3
Other                                          790        3.0         507       1.7
                                          --------   --------    --------  --------

  Total gross revenue                       26,604      100.0      29,999     100.0
Less: Agency and national
  representative                             3,524       13.2       4,059      13.5
  commissions
                                          --------   --------    --------  --------

  Net broadcast revenue                     23,080       86.8      25,940      86.5
Trade and barter                             2,525                  2,382
                                          --------               --------

  Total net revenue                     $   25,605             $   28,322
                                          ========               ========

RESULTS OF OPERATIONS

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

                                                 Three Months Ended March 31,
                                        --------------------------------------------
                                            2001                   2002
                                        ---------------------    -------------------
                                           Amount        %         Amount       %
                                        ----------   --------    ---------  --------
                                                    (dollars in thousands)
Total net revenue                       $   25,605      100.0  $    28,322     100.0
Operating expenses:
  Corporate expense                            787        3.1          922       3.3
  Station operating, net of                  7,323       28.6        7,811      27.6
  trade
  Selling, general and                       6,338       24.8        7,612      26.9
  administrative
  Trade and barter                           2,564       10.0        2,348       8.3
  Depreciation and amortization              8,358       32.6        6,407      22.6
  Amortization of broadcast license

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

     rights, net of barter                   2,012        7.9        1,926   6.8
                                          --------               ---------

     Operating income (loss)            $  (1,777)             $     1,296
                                          ========               =========


BROADCAST CASH FLOW

The following table sets forth certain operating data for the three months ended March 31, 2001 and 2002:

                                                                                        Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          2001             2002
                                                                                      -----------     --------------
                                                                                         Amount           Amount
                                                                                      -----------     --------------
                                                                                           (dollars in thousands)
Net loss                                                                              $   (8,630)     $
                                                                                                           (6,525)
Add:
    Interest expense, including amortization of debt financing costs                        6,864            8,674
    Income tax provision (benefit)                                                          (223)              182
    Depreciation                                                                            2,925            3,151
    Amortization of intangibles                                                             5,432            3,256
    Amortization of broadcast rights, net of barter                                         2,012            1,926
    Other expense (income)                                                                    (3)          (1,001)

    Corporate expenses (1)                                                                    787              922
    Trade and barter expense                                                                2,565            2,348
    Network compensation payments received or receivable (2)                                1,755            2,139
    Non-recurring expenses                                                                     77              355
    Extraordinary loss                                                                        263                -
Less:
    Trade and barter revenue                                                                2,525            2,382
    Network compensation revenue                                                            1,755            1,596
    Payments for broadcast license liabilities                                              2,013            2,020
                                                                                        ---------        ---------

Broadcast cash flow                                                                   $     7,531     $      9,429
                                                                                        =========        =========

    Broadcast cash flow margin (3)                                                          32.6%            36.3%

        (1) Corporate expenses represent costs associated with the centralized management of our stations.
        (2) Network compensation received or receivable may differ from network compensation revenue due to the recognition of revenue on a straight-line basis compared to the negotiated timing of the receipt of cash payments in the first four years of a seven year network affiliation agreement.
        (3) Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

EBITDA

The following table sets forth certain operating data for the periods indicated. Refer to the following discussion of our historical operating results, particularly our net loss.

                                             Three Months Ended March 31,
                                          ---------------------------------
                                               2001               2002
                                          ------------       --------------
                                              Amount             Amount
                                          ------------       --------------
                                                (dollars in thousands)

Broadcast cash flow                       $      7,531       $      9,429
Less:

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

       Corporate expenses (1)                      787                922
                                            ----------          ---------

  EBITDA                                         6,744              8,507
                                            ==========          =========

  EBITDA margin (2)                              29.2%              32.8%

             (1) Corporate expenses represent costs associated with the centralized management of our stations.
             (2) EBITDA margin is defined as EBIDTA divided by net broadcast revenue.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net broadcast revenue for the three months ended March 31, 2002 was $25.9 million, an increase of $2.8 million, compared to $23.1 million for the three months ended March 31, 2001. An increase in net broadcast revenue of $1.8 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, net broadcast revenue for the three months ended March 31, 2002 was $24.1 million as compared to $23.1 million for March 31, 2001, an increase of 4.3%. Of this increase, $1.9 million was political revenue resulting from election campaigns in most of our markets offset, in part, by a decline in national revenue of $0.5 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $0.3 million, on a same station basis.

Station operating expenses and selling, general and administrative expenses, net of trade, for the three months ended March 31, 2002 were $15.4 million, compared to $13.7 million for the three months ended March 31, 2001, an increase of $1.7 million. Of the $1.7 million increase in operating expenses, $1.6 was attributed to stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, operating expenses for the three months ended March 31, 2002 were $13.8 million as compared to $13.7 million for the three months ended March 31, 2001.

Corporate expenses for the three months ended March 31, 2002 were $0.9 million, compare to $0.8 million for the three months ended March 31, 2001, an increase of $0.1 million. The increase was primarily attributed to an increase in professional fees and the accrual of discretionary bonuses.

Amortization of broadcast license rights, net of barter, for the three months ended March 31, 2002 was $1.9 million, compared to $2.0 million for the three months ended March 31, 2001, relatively flat with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $3.1 million for the three months ended March 31, 2002, compared to $2.9 million for the three months ended March 31, 2001, an increase of $0.2 million. The increase in depreciation was attributed to the depreciation of ongoing capital expenditures at the stations. The stations for which a local service arrangement was initiated after January 1, 2001 had no material effect on depreciation. The amortization of intangibles was $3.3 million for the three months ended March 31, 2002, compared to $5.4 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

The operating income for the three months ended March 31, 2002 was $1.3 million, compared to an operating loss of $1.8 million for the three months ended March 31, 2001. Of the $3.1 million improvement, approximately $0.3 million was attributed to operating income from stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, the operating income for the three months ended March 31, 2002 was $1.0 million, as compared to operating loss of $1.8 million for the three months ended March 31, 2001. The $3.1 million improvement in operating

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

income is primarily a result of the elimination of amortization for indefinite-lived intangible assets, including goodwill ($2.2 million) and higher net revenues from political advertising.

Interest expense, including amortization of debt financing cost, for the three months ended March 31, 2002 was $8.7 million, compared to $6.9 million for the same period in 2001. The increase was primarily attributed to the increase in the cost of funds as a result of the issuance of the senior subordinated notes.

In January 2001, we wrote off $0.3 in debt financing costs, net of tax effect, as a result of refinancing our senior credit facilities.

As a result of the factors discussed above, our net loss was $6.5 million for the three months ended March 31, 2002, compared to $8.4 million for the same period in 2001, a decrease in net loss of $1.9 million.

Broadcast cash flow for the three months ended March 31, 2002 was $9.4 million, compared to $7.5 million for the same period in 2001. The stations for which a local service arrangement was initiated after January 1, 2001 accounted for a $0.4 million increase. On a same station basis, broadcast cash flow for the three months ended March 31, 2002 was $9.0 million, compared to $7.5 million for the same period in 2001. Broadcast cash flow margins for the three months ended March 31, 2002 increased to 36.3% from 32.6% for the same period in 2001. The increase in broadcast cash flow and the broadcast cash flow margin was primarily a result of an increase in net broadcast revenue and the effect of accelerated cash payments under the five renewed network affiliation agreements. The margins are directly affected by the higher revenue due to the relatively fixed nature of operating costs at our television stations. We expect to continue having higher margins during the even-numbered years as a result of advertising revenue associated with the Olympic Games and political campaigns and lower margins during the odd-numbered years without the Olympic Games and nominal political activity.

EBITDA for the three months ended March 31, 2002 was $8.5 million, compared to $6.7 million for the three months ended March 31, 2001, an increase of $1.8 million. Of the $1.8 million increase, approximately $0.4 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, EBITDA for the three months ended March 31, 2002 was $8.1 million, compared to $6.7 million for the three months ended March 31, 2001. EBITDA margins increased to 32.8% from 29.2% for the same period in 2001. The increase in EBITDA and EBITDA margins was attributed to higher broadcast cash flow partially offset by an increase in corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, cash and cash equivalents were $14.1 million compared to $3.1 million as of March 31, 2001.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $9.6 million for the three months ended March 31, 2002, compared to cash flows used by operating activities of $0.9 million for the three months ended March 31, 2001. The comparative increase in cash flows provided by operations of $10.5 million is primarily due to the timing of payments made or received on operating assets and liabilities along with improved operating results for the three months ended March 31, 2002 compared to the same period in 2001.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Cash used for investing activities was $2.4 million for the three months ended March 31, 2002, as compared to $110.4 million for the three months ended March 31, 2001. Investing activities for the three months ended March 31, 2002 was the result of ongoing equipment purchases. Investing activities for the same period in 2001 were the result of purchasing WCIA and WMBD for approximately $108.0 million and ongoing equipment purchases.

Cash flows from financing activities were $1.0 million for the three months ended March 31, 2002, compared to $111.7 million for the three months ended March 31, 2001. The change in cash flows from financing activities for the three months ended March 31, 2002 was primarily the result of revolver borrowings of $2.5 million and a distribution to Nexstar's parent company, Nexstar Broadcasting Group, L.L.C. of $1.4 million. For the three months ended March 31, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the new senior credit facilities of $278.8 million, (2) borrowings of $153.6 million under the senior subordinated notes issued in March 2001, (3) additional equity proceeds of $75.0 million (net of a $30.0 distribution), which were used to assist in financing the January 2001 acquisition, less the repayment of the existing senior credit facility. As of March 31, 2002, there were $66.4 million of unused commitments under the senior credit facilities, of which $15.0 million was available on the Term A facility. However, of the $66.4 million of unused commitments, approximately $28.0 million could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements and indentures governing our senior credit facilities, the senior subordinated notes and the senior discount notes at March 31, 2002.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow and availability under our credit facilities should result in our having adequate cash resources to meet our future requirements for working capital, capital expenditures and debt service.

DIGITAL CONVERSION

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time is granted. We have requested an extension of time to begin digital operations at all of our stations except WCIA and WCFN, which have met the deadline. Although there can be no assurance that the FCC will so act, we anticipate that the FCC will grant the extensions. We estimate the digital conversion will require an average initial capital expenditure of $250,000 per station for low-power transmission of a digital signal and an average additional capital expenditure of $500,000 per station to modify the transmitter for full-power digital signal transmission. There were no expenditures for digital conversion in 2001. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No.
142. Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill and FCC licenses; however, we will be required to test goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on the future results of operations if an impairment occurs.

SFAS No.142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We will complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment test of goodwill will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 and will require restatement of the first quarter of 2002. We have not yet determined what effect the goodwill impairment test will have on our earnings and financial position. During the year ended December 31, 2001, we incurred goodwill amortization expense of $3.6 million.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

Nexstar Finance, L.L.C.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. There has been no material change in the disclosures about our sensitivities to market risks since December 31, 2001.

At March 31, 2002, we had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $60.0 million. Our $93.3 million and $20.0 million interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The $60.0 million swap agreement requires us to pay a floating rate and receive a fixed rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counter-party. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $1.3 million and $2.4 million at March 31, 2002 and December 31, 2001, respectively.

Nexstar Finance, L.L.C.

--------------------------------------------------------------------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
       Not applicable.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
       Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
       Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Not applicable
ITEM 5. OTHER INFORMATION
       Not applicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) The following exhibits are filed with this report and made a part hereof.
         10.27     Form of Guaranty for loan to Perry A. Sook.
     (b) Reports on Form 8-K
          None.

Nexstar Finance, L.L.C.

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

                                    Nexstar Finance, L.L.C.
                                    Nexstar Finance, Inc.

                                     /s/ Perry A. Sook
                                    __________________________________________
                                    By:   Perry A. Sook
                                    Its:  President and Chief Executive Officer

                                     /s/ Shirley Green
                                    __________________________________________
                                    By:   Shirley Green
                                    Its:  Vice President-Finance

                                    Dated: May 15, 2002