Form 10-Q
period 2002-06-30
NEXSTAR FINANCE LLC; NEXSTAR FINANCE INC
filed 2002-08-14
CIK 1142126, 1142125

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 333-62916

Nexstar Finance, L.L.C.

Nexstar Finance, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	23-3063155 23-3063152 (I.R.S. Employer Identification No.)

200 Abington Executive Park, Suite 201 Clarks Summit, Pennsylvania 18411 (Address of Principal Executive Offices, including Zip Code)	(570) 586-5400 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of June 30, 2002, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

PART I

ITEM 1.    FINANCIAL STATEMENTS
NEXSTAR FINANCE, L.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,802	$4,111
Accounts receivable, net of allowance for doubtful accounts of $490 and $594, respectively	25,442	26,083
Current portion of broadcast rights	10,062	4,870
Prepaid expenses and other current assets	993	1,216
Deferred tax assets	276	692
Taxes receivable	233	1,018

Total current assets	42,808	37,990

Property and equipment, net	57,383	54,966
Broadcast rights	3,685	2,625
Due from parent entities	2,782	3,303
Other noncurrent assets	8,240	9,403
Goodwill, net	87,464	87,464
Intangible assets, net	224,782	217,139

Total assets	$427,144	$412,890

Liabilities and Member’s Interest
Current liabilities:
Current portion of debt	$488	$1,290
Current portion of capital lease obligations	23	14
Current portion of broadcast rights payable	10,242	4,850
Accounts payable	3,732	3,436
Accrued expenses	3,986	5,003
Interest payable	6,041	5,018
Deferred revenue	335	1,368

Total current liabilities	24,847	20,979

Debt	283,342	284,448
Broadcast rights payable	3,770	2,760
Deferred tax liabilities	6,892	6,892
Other liabilities	4,022	3,806

Total liabilities	322,873	318,885

Commitments and contingencies (Note 8)
Member’s interest:
Contributed capital	171,479	170,066
Accumulated deficit	(63,477)	(74,250)
Accumulated other comprehensive loss on derivative instruments	(3,731)	(1,811)

Total member’s interest	104,271	94,005

Total liabilities and member’s interest	$427,144	$412,890

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited) (dollars in thousands)		(Unaudited) (dollars in thousands)
Revenue (excluding trade and barter)	$29,643	$33,623	$56,246	$63,622
Less: commissions	(4,064)	(4,633)	(7,587)	(8,692)

Net broadcast revenue (excluding trade and barter)	25,579	28,990	48,659	54,930
Trade and barter revenue	2,467	2,531	4,992	4,914

Total net revenue	28,046	31,521	53,651	59,844

Expenses:
Operating	7,727	8,819	15,544	17,320
Selling, general and administrative	6,740	8,467	13,865	17,001
Amortization of broadcast rights	3,722	3,320	7,804	6,904
Amortization of intangible assets	5,124	3,218	10,556	6,474
Depreciation	3,256	3,252	6,182	6,403

Total expenses	26,569	27,076	53,951	54,102

Income (loss) from operations	1,477	4,445	(300)	5,742
Interest expense, including amortization of debt financing costs	(9,355)	(8,715)	(16,218)	(17,390)
Interest income	109	25	156	58
Other expense, net	(423)	(1,263)	(420)	(262)

Loss before income taxes	(8,192)	(5,508)	(16,782)	(11,852)
Income tax benefit	145	1,260	368	1,079

Loss before extraordinary loss from refinancing of credit facilities	(8,047)	(4,248)	(16,414)	(10,773)
Extraordinary loss from refinancing of credit facilities, net of income tax effect	—	—	(263)	—

Net loss	(8,047)	(4,248)	(16,677)	(10,773)

Other comprehensive loss:
Cumulative effect of change in accounting principle	—	—	(241)	—
Deferral of unrealized derivative gains (losses)	(92)	955	(2,057)	1,920

Net loss and other comprehensive loss	$(8,139)	$(3,293)	$(18,975)	$(8,853)

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest
	(dollars in thousands)
Balance at December 31, 2000	$61,531	$(30,007)	$—	$31,524
Contributions	140,005	—	—	140,005
Distributions	(30,057)	—	—	(30,057)
Net loss	—	(33,470)	—	(33,470)
Cumulative effect of change in accounting principle	—	—	(241)	(241)
Deferral of unrealized derivative losses	—	—	(3,490)	(3,490)

Balance at December 31, 2001	171,479	(63,477)	(3,731)	104,271
Contributions	3	—	—	3
Distributions	(1,416)	—	—	(1,416)
Net loss	—	(10,773)	—	(10,773)
Deferral of unrealized derivative gains	—	—	1,920	1,920

Balance at June 30, 2002 (Unaudited)	$170,066	$(74,250)	$(1,811)	$94,005

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(16,677)	$(10,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(447)	(416)
Depreciation of property and equipment	6,182	6,403
Amortization of intangible assets	10,556	6,474
Amortization of debt financing costs	928	1,330
Amortization of broadcast rights, net of barter	3,899	3,787
Payments for broadcast rights	(4,008)	(3,936)
Loss (gain) on asset disposal, net	347	(14)
Loss from modification of credit facility, net of tax	263	—
Amortization of debt discount	171	319
Effect of accounting for derivative instruments	—	1,704
Changes in assets and liabilities:
Increase in accounts receivable and due from parent entities	(965)	(1,162)
Increase in prepaid expenses and other current assets	(213)	(223)
Decrease in other noncurrent assets	10	587
Increase (decrease) in accounts payable and accrued expenses	(826)	721
Increase in taxes receivable	(463)	(785)
Increase (decrease) in interest payable	6,061	(1,023)
Increase in deferred revenue	186	1,033
Decrease in due to Midwest Television, Inc.	(2,256)	—

Net cash provided by operating activities	2,748	4,026

Cash flows from investing activities:
Additions to property and equipment	(3,951)	(3,971)
Proceeds from sale of assets	7	—
Acquisition of broadcast properties	(107,956)	—

Net cash used for investing activities	(111,900)	(3,971)

Cash flows from financing activities:
Proceeds from debt issuance	580,094	—
Repayment of loans	(532,341)	(2,671)
Proceeds from revolver draws	12,500	2,500
Payments for debt finance and transaction costs	(15,920)	(162)
Cash escrowed for debt service	(10,500)	—
Capital contributions	105,003	3
Distributions	(30,054)	(1,416)

Net cash provided by (used for) financing activities	108,782	(1,746)

Net decrease in cash and cash equivalents	(370)	(1,691)
Cash and cash equivalents at beginning of period	2,750	5,802

Cash and cash equivalents at end of period	$2,380	$4,111

The accompany notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Nexstar Finance, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a FOX affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one FOX-affiliated television station under a Time Brokerage Agreement (“TBA”), (ii) has a Shared Services Agreement (“SSA”) with a CBS-affiliated television station and (iii) has an SSA and a Joint Sales Agreement (“JSA”) with a FOX-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”) provides most of the programming to an ABC-affiliated television station under a TBA and intends to purchase the underlying licenses and assets in September 2002. Nexstar entered into an SSA with Mission of Joplin on April 1, 2002. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

2.    Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries, Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Wichita Falls, Inc. (“Mission”) and their respective subsidiaries (collectively, the “Company”). Bastet and Mission (collectively, the “Mission Group”) are separate entities 100% owned by an independent third party. Collectively, the Mission Group owns and operates the following television stations: WYOU, WFXP, KJTL and KJBO-LP. Additionally, through a TBA, Mission of Joplin, a subsidiary of Mission, provides most of the programming and administrative services for KODE pending the purchase of the assets in September 2002. Nexstar does not own or control the Mission Group television stations; however, under U.S. generally accepted accounting principles (“GAAP”), it is deemed to have a controlling financial interest in them due to the service and option agreements described below. Nexstar has entered into various management and service agreements with all of the Mission Group stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcasting time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has an SSA with each of KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for the right to receive substantially all of the available cash flow generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired the right to sell and receive the revenues from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has an SSA with each of WYOU and KODE, which SSA has terms substantially similar to the terms of the SSA with KJTL and KJBO-LP. Nexstar’s ability to obtain cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the television stations, Nexstar is also the guarantor of the Mission Group’s debt (Note 6). The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar (Note 6).

The owner of the Mission Group has granted to Nexstar a purchase option on each entity to acquire the assets and liabilities of each entity for consideration equal to its indebtedness, as defined in the option agreement. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of the Mission Group.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the service arrangements, the debt guarantees and the option agreements with the Mission Group, Nexstar is deemed to have a controlling financial interest in the Mission Group under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in the Mission Group, Nexstar consolidates the financial position, results of operations and cash flows of the Mission Group stations with Nexstar as if they were wholly-owned entities of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because the Mission Group stations have a net asset deficit and there is no binding obligation on the owner of the Mission Group to make capital contributions to cover the deficit, minority interest in the results of operations and share of net assets have not been recognized.

The financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2001 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Unless otherwise noted, all dollars are in thousands.

Goodwill and other intangible assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of each of the Nexstar and Mission Group stations. The valuation assumptions used in the discounted cash flow model reflected historical performance of each station and prevailing values in the markets for broadcasting properties. As a result of this test, the Company identified three stations that require additional testing for impairment of goodwill. The net carrying amount of goodwill for these three stations at January 1, 2002 was $40.1 million. The second step measures the amount of the impairment loss and will be completed by December 31, 2002.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is the FCC license. The test resulted in no impairment being identified. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $2.8 million.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Loss before extraordinary loss from refinancing of credit facilities	$(8,047)	$(4,248)	$(16,414)	$(10,773)
Add:
Goodwill amortization, net of tax	675	—	1,367	—
Indefinite-lived intangibles amortization, net of tax	1,255	—	2,593	—

Loss before extraordinary loss from refinancing of credit facilities–as adjusted	$(6,117)	$(4,248)	$(12,454)	$(10,773)

Net loss	$(8,047)	$(4,248)	$(16,677)	$(10,773)
Add:
Goodwill amortization, net of tax	675	—	1,367	—
Indefinite-lived intangibles amortization, net of tax	1,255	—	2,593	—

Net loss–as adjusted	$(6,117)	$(4,248)	$(12,717)	$(10,773)

Long-lived assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

WCIA-TV/WCFN-TV and WMBD-TV

On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA-TV/WCFN-TV and WMBD-TV from Midwest Television, Inc. (“Midwest”) for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $0.5 million, which was paid directly to the owner of Midwest for the building that houses WCIA-TV. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

The selected unaudited pro forma consolidated information for the six months ended June 30, 2001 and 2002, determined as if the Midwest acquisition, described above, had occurred on January 1 of each period is as follows:

	Six Months Ended
	June 30, 2001(1)		June 30, 2002
	As reported	Pro forma	As reported	Pro forma
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Net broadcast revenue (excluding trade and barter)	$48,659	$48,659	$54,930	$54,930
Total net revenue	53,651	53,651	59,844	59,844
Income (loss) from operations	(300)	(300)	5,742	5,742
Net loss	$(16,677)	$(16,677)	$(10,773)	$(10,773)

(1)	The June 30, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001. Amounts deemed de minimis.
The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired companies been combined during the specified periods.

4.    Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated January 5, 1998 with the Company’s primary lender, the Company has entered into an agreement to guarantee up to a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity units of Nexstar. The line of credit is full-recourse to the officer and is available until December 31, 2004.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Intangible Assets

	Estimated useful life (years)	December 31, 2001	June 30, 2002
			(Unaudited)
Network affiliation agreement	15	$171,957	$171,957
FCC license	indefinite	77,113	77,142
Debt financing costs	term of debt	16,382	16,433
Other intangibles	1-15	11,154	11,236

		276,606	276,768
Less: accumulated amortization		(51,824)	(59,629)

Intangible assets, net of accumulated amortization		$224,782	$217,139

Total amortization expense from definite-lived intangibles for the year ended December 31, 2001 and six months ended June 30, 2002 was $15.4. million and $7.8 million, respectively. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2001 and June 30, 2002 was $64.3 million. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of December 31, 2001:

Year ending December 31,
2002	15,610
2003	15,610
2004	15,610
2005	15,600
2006	15,584

6.    Debt

Long term debt consists of the following:

	December 31, 2001	June 30, 2002
		(Unaudited)
Term loan	$82,000	$81,838
Revolving credit facility	46,143	46,143
12% Senior subordinated notes due 2008, net of discount	154,097	154,416
SFAS No. 133 hedge accounting adjustment	1,590	3,341

	283,830	285,738
Less: current portion	(488)	(1,290)

	$283,342	$284,448

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Debt

Bank Debt Facility Agreements

The Nexstar Senior Secured Credit Facility

On January 12, 2001, Nexstar entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facility was amended to adjust financial covenants effective for the period ended September 30, 2001 and future periods and to reduce the revolving facility to $42.0 million. Prepayments have been made under Term A, which has effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the option of Nexstar, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 6.14% at June 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar is required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. The Nexstar revolving and Term A facilities mature on January 12, 2007. The Term B facility matures on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facility are guaranteed, jointly and severally, by Nexstar, Bastet and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar.

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, Bastet and Mission entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Bastet and/or Mission’s default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and Mission are required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated Notes

On March 16, 2001, Nexstar issued $160.0 million of 12% Senior Subordinated Notes (the “notes”) at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of the Company. They are general unsecured senior subordinated obligations subordinated to all of the the Company’s senior debt. The notes are redeemable on or after April 1, 2005, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

Debt Covenants

The bank debt agreements and the notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, film cash payments, and other limits. The Company was in compliance with all covenants at June 30, 2002.

Debt Financing Costs

In conjunction with the refinancing of the credit facility in January 2001, the Company expensed $263 related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item.

7.    Income Taxes

The Company’s income tax benefit for the six months ended June 30, 2001 was $368, compared to the income tax benefit for the six months ended June 30, 2002 of $1,079. The Company’s effective tax rate benefit was 2% for the six months ended June 30, 2001 as compared to 9% for the six months ended June 30, 2002. The significant differences from the statutory tax rate and the effective tax rate for the six months ended June 30, 2002 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

8.    Commitments and Contingencies

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

9.    Condensed Consolidating Financial Information

As a result of the service agreements, options and debt guarantees between Nexstar and the Mission Group, as described in Note 2, the financial position, results of operations and cash flows of Nexstar and the Mission Group are consolidated.

The notes and borrowings under amounts drawn against the senior secured credit facilities are guaranteed on a joint and several, full and unconditional basis, by Nexstar, its wholly-owned subsidiaries and the Mission Group (Note 6).

Nexstar has no independent assets or operations. All of its subsidiaries are wholly-owned by Nexstar and are guarantors of Nexstar’s debt. Therefore, Nexstar has included consolidated information with respect to its subsidiaries in the column entitled “Nexstar.”

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar, Bastet, Mission as well as the consolidating entries needed to arrive at the information for the Company on a consolidated basis.

BALANCE SHEET

JUNE 30, 2002
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$36,417	$2,776	$1,364	$(2,567)	$37,990
Property and equipment, net	51,481	1,959	1,526	—	54,966
Other noncurrent assets	9,085	895	6,830	(1,479)	15,331
Intangible assets, net	280,615	12,743	11,245	—	304,603

Total assets	$377,598	$18,373	$20,965	$(4,046)	$412,890

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$18,463	$3,848	$2,777	$(4,109)	$20,979
Debt	238,305	46,143	46,143	(46,143)	284,448
Other liabilities	12,834	514	110	—	13,458
Member’s interest	107,996	(32,132)	(28,065)	46,206	94,005

Total liabilities and member’s interest	$377,598	$18,373	$20,965	$(4,046)	$412,890

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BALANCE SHEET

DECEMBER 31, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$41,245	$3,333	$483	$(2,253)	$42,808
Property and equipment, net	53,349	2,328	1,706	—	57,383
Other noncurrent assets	7,696	937	6,935	(861)	14,707
Intangible assets, net	287,782	12,994	11,470	—	312,246

Total assets	$390,072	$19,592	$20,594	$(3,114)	$427,144

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$22,032	$3,855	$2,335	$(3,375)	$24,847
Debt	237,199	46,143	46,143	(46,143)	283,342
Other liabilities	13,569	965	150	—	14,684
Member’s interest	117,272	(31,371)	(28,034)	46,404	104,271

Total liabilities and member’s interest	$390,072	$19,592	$20,594	$(3,114)	$427,144

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
Net revenue	$29,163	$2,270	$1,807	$(1,719)	$31,521
Operating expenses	25,274	2,005	1,516	(1,719)	27,076

Income from operations	3,889	265	291	—	4,445
Interest expense	(7,971)	(727)	(714)	697	(8,715)
Interest income and other income (expense), net	(1,240)	2	—	—	(1,238)

Loss before income taxes	(5,322)	(460)	(423)	697	(5,508)
Income tax benefit (expense)	1,317	—	(57)	—	1,260

Net loss	$(4,005)	$(460)	$(480)	$697	$(4,248)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
Net revenue	$26,628	$2,078	$717	$(1,377)	$28,046
Operating expenses	25,268	2,059	619	(1,377)	26,569

Income from operations	1,360	19	98	—	1,477
Interest expense	(8,374)	(957)	(950)	926	(9,355)
Interest income and other income (expense), net	(4)	(326)	16	—	(314)

Loss before income taxes	(7,018)	(1,264)	(836)	926	(8,192)
Income tax benefit (expense)	148	(3)	—	—	145

Net loss	$(6,870)	$(1,267)	$(836)	$926	$(8,047)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
Net revenue	$55,377	$3,986	$3,449	$(2,968)	$59,844
Operating expenses	50,244	4,024	2,802	(2,968)	54,102

Income (loss) from operations	5,133	(38)	647	—	5,742
Interest expense	(15,931)	(1,420)	(1,400)	1,361	(17,390)
Interest income and other income (expense), net	(210)	5	1	—	(204)

Loss before income taxes	(11,008)	(1,453)	(752)	1,361	(11,852)
Income tax benefit (expense)	1,225	(11)	(135)	—	1,079

Net loss	$(9,783)	$(1,464)	$(887)	$1,361	$(10,773)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
Net revenue	$51,219	$3,742	$1,467	$(2,777)	$53,651
Operating expenses	51,253	4,218	1,257	(2,777)	53,951

Income (loss) from operations	(34)	(476)	210	—	(300)
Interest expense	(14,245)	(1,941)	(1,916)	1,884	(16,218)
Interest income and other income (expense), net	42	(323)	17	—	(264)

Loss before income taxes	(14,237)	(2,740)	(1,689)	1,884	(16,782)
Income tax benefit (expense)	374	(6)	—	—	368

Loss before extraordinary loss from refinancing of credit facilities	(13,863)	(2,746)	(1,689)	1,884	(16,414)
Extraordinary loss from refinancing of credit facilities, net of income tax effect	(185)	(32)	(46)	—	(263)

Net loss	$(14,048)	$(2,778)	$(1,735)	$1,884	$(16,677)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
Net cash provided by (used for) operating activities	$4,124	$(252)	$154	$—	$4,026

Cash flows from investing activities:
Additions to property and equipment, net	(3,890)	(21)	(60)	—	(3,971)
Acquisition of broadcast properties and transaction costs	—	—	—	—	—

Net cash used for investing activities	(3,890)	(21)	(60)	—	(3,971)

Cash flows from financing activities:
Repayment of loans	(2,671)	—	—	—	(2,671)
Proceeds from revolver draws	2,500	—	—	—	2,500
Finance and transaction costs	(123)	(4)	(35)	—	(162)
Capital contributions, net	(1,413)	—	—	—	(1,413)

Net cash used for financing activities	(1,707)	(4)	(35)	—	(1,746)

Net increase (decrease) in cash and cash equivalents	(1,473)	(277)	59	—	(1,691)
Cash and cash equivalents at beginning of period	5,218	544	40	—	5,802

Cash and cash equivalents at end of period	$3,745	$267	$99	$—	$4,111

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
Net cash provided by operating activities	$2,128	$327	$293	$—	$2,748

Cash flows from investing activities:
Additions to property and equipment, net	(3,611)	(333)	—	—	(3,944)
Acquisition of broadcast properties and transaction costs	(107,956)	—	—	—	(107,956)

Net cash used for investing activities	(111,567)	(333)	—	—	(111,900)

Cash flows from financing activities:
Proceeds from debt issuance	499,808	47,774	32,512	—	580,094
Repayment of loans	(453,131)	(47,134)	(32,076)	—	(532,341)
Proceeds from revolver draws	12,500	—	—	—	12,500
Finance and transaction costs	(14,404)	(715)	(801)	—	(15,920)
Cash escrowed for debt service	(10,500)	—	—	—	(10,500)
Capital contributions, net	74,949	—	—	—	74,949

Net cash provided by (used for) financing activities	109,222	(75)	(365)	—	108,782

Net decrease in cash and cash equivalents	(217)	(81)	(72)	—	(370)
Cash and cash equivalents at beginning of period	2,530	144	76	—	2,750

Cash and cash equivalents at end of period	$2,313	$63	$4	$—	$2,380

10.    Initial Public Offering

On April 24, 2002, Nexstar Broadcasting Group, Inc., filed for an initial public offering with the SEC. Nexstar Broadcasting Group, L.L.C., Nexstar’s indirect parent, will undertake a reorganization in connection with the consummation of the initial public offering whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

11.    Subsequent Event

On August 13, 2002, Nexstar terminated the $60.0 million swap agreement for a payment of $5.25 million.

NEXSTAR FINANCE, L.L.C.

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Balance Sheet as of June 30, 2002, Unaudited Consolidated Statement of Operations and Other Comprehensive Loss and other unaudited financial statements for the six months ended June 30, 2001 and 2002 and notes to related financial statements elsewhere in this document. The “forward-looking statements” in this discussion regarding the television broadcasting industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in the discussion are subject to numerous risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2001. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” believe,” “expect” or “anticipate” and other similar words. Our actual results may differ materially from those contained in any forward-looking statements.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis.” These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the six months ended June 30, 2001 versus the six months ended June 30, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO, KTAB, KMID, KTAL, WCIA and WMBD. As used in the report, unless the context indicated otherwise, “Nexstar” refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc., “Mission Group” refers to Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc., and all of their respective subsidiaries; and all references to “we,” “our,” and “us” refer, collectively, to Nexstar and the Mission Group.

Introduction

Nexstar owns and operates, through our subsidiaries, 14 television stations. Through various local service agreements with the Mission Group, we provide various management, sales or other services to additional television stations. The Mission Group entities are 100% owned by an independent third party. Collectively, these entities own and operate the following television stations: WYOU, WFXP, KJTL and KJBO-LP. Additionally, through a time brokerage agreement, Mission of Joplin, a subsidiary of Mission, provides most of the programming and administrative services for KODE pending the purchase of KODE’s assets in September 2002. Nexstar does not own or control the Mission Group television stations; however, under U.S. generally accepted accounting principles (“GAAP”), Nexstar is deemed to have a controlling financial interest in them due to the service and option agreements described below. Nexstar has entered into various management and service agreements with all of the Mission Group stations. Nexstar has a time brokerage agreement with WFXP, which allows us to program most of the station’s broadcasting time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has a shared services agreement with each of KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for the right to receive substantially all of the available cash flow generated by KJTL and KJBO-LP. Through a joint sales agreement, Nexstar has also acquired the rights to sell and receive the revenues from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has a shared services agreement with each of WYOU and KODE, which shared services agreements have terms substantially similar to the terms of the shared services agreements with KJTL and KJBO-LP. Nexstar’s ability to obtain cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the television stations, Nexstar also guarantees the debt of the Mission Group. The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar.

NEXSTAR FINANCE, L.L.C.

The owner of the Mission Group has granted to Nexstar a purchase option on each Mission Group entity to acquire the assets and liabilities of each entity for consideration equal to its indebtedness, as defined in the option agreement. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of the Mission Group.

As a result of the service arrangements, the debt guarantees and the option agreements with the Mission Group, Nexstar is deemed to have a controlling financial interest in the Mission Group under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. The Mission Group retains ultimate control over each Mission Group station. Such control includes, but is not limited to, retaining control over policies, programming, advertisements and operations of the stations. As a result of our controlling financial interest in the Mission Group under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of the Mission Group stations with Nexstar’s as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of Nexstar’s financial condition and results of operations includes the Mission Group’s combined financial statements.

In addition, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. that became effective December 1, 2001, Nexstar provides engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria-Bloomington, IL market. The parties share the combined broadcast cash flow generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008. It is non-cancelable until May 2003, at which time it may be canceled by either party upon 180 days written notice.

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to retain some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license, the latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon 1) a program’s popularity among the viewers that an advertiser wishes to target, 2) the number of advertisers competing for the available time, 3) the size and the demographic composition of the market served by the station, 4) the availability of alternative advertising media in the market area and 5) the effectiveness of the station’s sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by

NEXSTAR FINANCE, L.L.C.

strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 62.2% and 65.6% of our spot revenue for the six months ended June 30, 2001 and 2002, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of revenue related to the advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their advertisements directly with our stations’ local sales staff, thereby eliminating the agency commission.

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

We define EBITDA as net income (loss) plus extraordinary loss, preferred dividends, income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights) and other expense (income). We define adjusted EBITDA as EBITDA plus non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees) and network compensation payments received or receivable, less payments on broadcast rights, non-cash trade and barter revenue and network compensation revenue. We define broadcast cash flow as adjusted EBITDA plus corporate expenses. Neither adjusted EBITDA nor broadcast cash flow: (1) is a measure of performance calculated in accordance with generally accepted accounting principles; (2) should be considered in isolation or as a substitute for net income, operating income or cash flow as reflected in our consolidated financial statements; or (3) is intended to represent a measure of funds available for debt service, dividends, reinvestment or discretionary uses. In addition, our definition of adjusted EBITDA and/or broadcast cash flow may not be comparable to similarly titled measures reported by other companies. We believe that the presentation of adjusted EBITDA and broadcast cash flow is relevant and useful because such data is used by industry analysts to determine a market value of our television stations and it is a measurement used by industry analysts to evaluate our operating performance. Furthermore, our management uses adjusted EBITDA and broadcast cash flow, among other data, as internal measures for setting budgets, determining financial performance, evaluating targeted stations for acquisition and as a measurement component of incentive bonuses.

On April 1, 2002, Nexstar entered into a shared services agreement with Mission Broadcasting of Joplin, Inc. to provide news production, technical maintenance and security, in exchange for monthly fees paid to Nexstar. The services provided by Nexstar resulted in higher miscellaneous revenues and operating expenses for Nexstar-owned KSNF, the station providing the services.

The local service agreements which were entered into during the fiscal year ended December 31, 2001, affect the year-to-year comparability of the operating results discussed below. Additionally, on April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. At that time WCFN became a full-power station capable of generating revenues of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenues and expenses.

NEXSTAR FINANCE, L.L.C.

Recent Developments

On April 24, 2002, Nexstar Broadcasting Group, Inc., filed for an initial public offering with the SEC. Nextar Broadcasting Group, L.L.C., Nexstar’s indirect parent, will undertake a reorganization in connection with the comsummation of the initial public offering whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

On August 13, 2002, we terminated the $60.0 million swap agreement for a payment of $5.25 million.

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

Historical Performance

Revenues

The following table sets forth the principal types of revenues received by our stations for the periods indicated and the percentage contribution of each subcategory of our total revenues, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$16,480	55.6	$19,526	58.1	$31,568	56.1	$36,161	56.8
National	10,298	34.7	10,335	30.8	19,163	34.1	18,992	29.9
Political	532	1.8	1,627	4.8	637	1.2	4,231	6.7
Network compensation	1,758	5.9	1,660	4.9	3,513	6.2	3,257	5.1
Other	575	2.0	475	1.4	1,365	2.4	981	1.5

Total gross revenue	29,643	100.0	33,623	100.0	56,246	100.0	63,622	100.0
Less: Agency and national representative commissions	4,064	13.7	4,633	13.8	7,587	13.5	8,692	13.7

Net broadcast revenue	25,579	86.3	28,990	86.2	48,659	86.5	54,930	86.3
Trade and barter	2,467		2,531		4,992		4,914

Total net revenue	$28,046		$31,521		$53,651		$59,844

NEXSTAR FINANCE, L.L.C.

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$28,046	100.0	$31,521	100.0	$53,651	100.0	$59,844	100.0
Operating expenses:
Corporate expense	571	2.0	939	3.0	1,358	2.5	1,861	3.1
Station operating, net of trade	7,034	25.1	7,812	24.8	14,357	26.8	15,624	26.1
Selling, general and administrative	6,169	22.0	7,528	23.9	12,507	23.3	15,140	25.3
Trade and barter	2,528	9.0	2,466	7.8	5,092	9.5	4,813	8.0
Depreciation and amortization	8,380	29.9	6,470	19.9	16,738	31.2	12,877	21.2
Amortization of broadcast license rights, net of barter	1,887	6.7	1,861	5.9	3,899	7.3	3,787	6.3

Operating income (loss)	$1,477		$4,445		$(300)		$5,742

Adjusted EBITDA

The following table sets forth certain financial data for the periods indicated. This information should be reviewed together with our discussion of our historical operating results, particularly our net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	Amount	Amount	Amount	Amount
	(dollars in thousands)		(dollars in thousands)
Net loss	$(8,047)	$(4,248)	$(16,677)	$(10,773)
Add:
Extraordinary loss	—	—	263	—
Income tax benefit	(145)	(1,260)	(368)	(1,079)
Interest expense, including amortization of debt financing costs	9,355	8,715	16,218	17,390
Depreciation	3,256	3,252	6,182	6,403
Amortization of intangibles	5,124	3,218	10,556	6,474
Amortization of broadcast rights, net of barter	1,887	1,861	3,899	3,787
Other expense	423	1,263	420	262
Trade and barter expense	2,528	2,466	5,092	4,813
Network compensation payments received or receivable (1)	1,758	2,203	3,513	4,343
Non-recurring expenses	—	105	77	462
Less:
Trade and barter revenue	2,467	2,531	4,992	4,914
Network compensation revenue	1,758	1,660	3,513	3,257
Payments for broadcast license liabilities	1,997	1,916	4,009	3,936

Adjusted EBITDA	$9,917	$11,468	$16,661	$19,975

Adjusted EBITDA margin (2)	38.8%	39.6%	34.2%	36.4%

(1)
Network compensation received or receivable may differ from network compensation revenue due to the recognition of revenue on a straight-line basis compared to the negotiated timing of the receipt of cash payments in the first four years of a seven year network affiliation agreement.

(2)	Adjusted EBITDA margin is defined as adjusted EBITDA divided by net broadcast revenue.

NEXSTAR FINANCE, L.L.C.

Broadcast Cash Flow

The following table sets forth certain financial data for the periods indicated. This information should be reviewed together with our discussion of our historical operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	Amount	Amount	Amount	Amount
	(dollars in thousands)		(dollars in thousands)
Adjusted EBITDA	$9,917	$11,468	$16,661	$19,975
Add:
Corporate expenses (1)	571	939	1,358	1,861

Broadcast cash flow	$10,488	$12,407	$18,019	$21,836

Broadcast cash flow margin (2)	41.0%	42.8%	37.0%	39.8%

(1)	Corporate expenses represent costs associated with the centralized management of our stations.
(2)	Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net broadcast revenue for the three months ended June 30, 2002 was $29.0 million, an increase of $3.4 million, compared to $25.6 million for the three months ended June 30, 2001. An increase in net broadcast revenue of $2.1 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the three months ended June 30, 2002 was $26.9 million as compared to $25.6 million for June 30, 2001, an increase of 5.1%. Of this increase, $0.9 million was political revenue resulting from election campaigns in most of our markets, $1.3 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $0.4 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $0.5 million, on a same station basis.

Station operating expenses, including selling, general and administrative expenses, net of trade, for the three months ended June 30, 2002 were $15.3 million, compared to $13.2 million for the three months ended June 30, 2001, an increase of $2.1 million. Of this increase, $1.9 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, operating expenses for the three months ended June 30, 2002 were $13.4 million as compared to $13.2 million for the three months ended June 30, 2001, a 1.5% increase. This increase was attributed to additional expense incurred by KSNF to accommodate the shared services agreement in Joplin that began on April 1, 2002.

Corporate expenses for the three months ended June 30, 2002 were $0.9 million, compared to $0.6 million for the three months ended June 30, 2001, an increase of $0.3 million. The increase was primarily attributed to an increase in professional fees and the accrual of bonuses.

Amortization of program license rights, net of barter, for the three months ended June 30, 2002 was $1.9 million, compared to $1.9 million for the three months ended June 30, 2001, flat with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material affect on film amortization.

Depreciation of property and equipment was $3.3 million for the three months ended June 30, 2002, compared to $3.3 million for the three months ended June 30, 2001, flat to the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation.

NEXSTAR FINANCE, L.L.C.

The amortization of intangibles was $3.2 million for the three months ended June 30, 2002, compared to $5.1 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

The operating income for the three months ended June 30, 2002 was $4.4 million, compared to $1.5 million for the three months ended June 30, 2001, an increase of $2.9 million. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material affect on operating income.

Interest expense for the three months ended June 30, 2002 was $8.7 million, compared to $9.4 million for the same period in 2001. The decrease was primarily attributed to lower cost of funds attributed to the effect of a hedge instrument and lower prevailing interest rates.

As a result of the factors discussed above, our net loss was $4.2 million for the three months ended June 30, 2002, compared to $8.0 million for the same period in 2001, a decrease in net loss of $3.8 million.

Broadcast cash flow for the three months ended June 30, 2002 was $12.4 million, compared to $10.5 million for the same period in 2001. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN accounted for a $0.2 million increase. On a same station basis, broadcast cash flow for the three months ended June 30, 2002 was $12.2 million, compared to $10.5 million for the same period in 2001. Broadcast cash flow margins for the six months ended June 30, 2002 increased to 42.8% from 41.0% for the same period in 2001. The increase in broadcast cash flow and the broadcast cash flow margin was primarily a result of an increase in net broadcast revenue and the effect of accelerated cash payments under the five renewed network affiliation agreements. The margins are directly affected by the higher revenue due to the relatively fixed nature of operating costs at our television stations. We expect to continue having higher margins during the even-numbered years as a result of advertising revenue associated with the Olympic Games and political campaigns and lower margins during the odd-numbered years without the Olympic Games and nominal political activity.

Adjusted EBITDA for the three months ended June 30, 2002 was $11.5 million, compared to $9.9 million for the three months ended June 30, 2001, an increase of $1.6 million. Of the $1.6 million increase, approximately $0.2 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, adjusted EBITDA for the three months ended June 30, 2002 was $11.3 million, compared to $9.9 million for the three months ended June 30, 2001. Adjusted EBITDA margins increased to 36.4% from 35.4% for the same period in 2001. The increase in Adjusted EBITDA and adjusted EBITDA margins was attributed to higher broadcast cash flow partially offset by an increase in corporate expenses.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net broadcast revenue for the six months ended June 30, 2002 was $54.9 million, an increase of $6.2 million, compared to $48.7 million for the six months ended June 30, 2001. An increase in net broadcast revenue of $3.9 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the six months ended June 30, 2002 was $51.0 million as compared to $48.7 million for June 30, 2001, an increase of 4.7%. Of this increase, $2.8 million was political revenue resulting from election campaigns in most of our markets, $1.4 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $0.8 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $1.1 million, on a same station basis.

NEXSTAR FINANCE, L.L.C.

Station operating expenses and selling, general and administrative expenses, net of trade, for the six months ended June 30, 2002 were $30.8 million, compared to $26.9 million for the six months ended June 30, 2001, an increase of $3.9 million. Of the $3.9 million increase in operating expenses, $3.6 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, operating expenses for the six months ended June 30, 2002 were $27.2 million as compared to $26.9 million for the six months ended June 30, 2001, an increase of 1.1%.

Corporate expenses for the six months ended June 30, 2002 were $1.9 million, compare to $1.4 million for the six months ended June 30, 2001, an increase of $0.5 million. The increase was primarily attributed to an increase in professional fees and the accrual of bonuses.

Amortization of broadcast license rights, net of barter, for the six months ended June 30, 2002 was $3.8 million, compared to $3.9 million for the six months ended June 30, 2001, relatively flat with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $6.4 million for the six months ended June 30, 2002, compared to $6.2 million for the six months ended June 30, 2001, an increase of $0.2 million. The increase in depreciation was attributed to the depreciation of ongoing capital expenditures at the stations. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation. The amortization of intangibles was $6.3 million for the six months ended June 30, 2002, compared to $10.6 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

The operating income for the six months ended June 30, 2002 was $5.7 million, compared to an operating loss of $0.3 million for the six months ended June 30, 2001. Of the $6.0 million improvement, approximately $0.3 million was attributed to operating income from stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, the operating income for the six months ended June 30, 2002 was $5.6 million, as compared to operating loss of $0.3 million for the six months ended June 30, 2001. The $5.7 million improvement in operating income is primarily a result of the elimination of approximately $4.0 million of amortization for indefinite-lived intangible assets, including goodwill, and higher net revenues from political advertising.

Interest expense, including amortization of debt financing cost, for the six months ended June 30, 2002 was $17.4 million, compared to $16.2 million for the same period in 2001. The increase was primarily attributed to the increase in the cost of funds as a result of the issuance of the senior subordinated notes.

In January 2001, we wrote off $0.3 in debt financing costs, net of tax effect, as a result of refinancing our senior credit facilities.

As a result of the factors discussed above, our net loss was $10.8 million for the six months ended June 30, 2002, compared to $16.7 million for the same period in 2001, a decrease in net loss of $5.9 million.

Broadcast cash flow for the six months ended June 30, 2002 was $21.8 million, compared to $18.0 million for the same period in 2001. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN accounted for a $0.5 million increase. On a same station basis, broadcast cash flow for the six months ended June 30, 2002 was $21.3 million, compared to $18.0 million for the same period in 2001. Broadcast cash flow margins for the six months ended June 30, 2002 increased to 39.8% from 37.0% for the same period in 2001. The increase in broadcast cash flow and the broadcast cash flow margin was primarily a result of an increase in net broadcast revenue and the effect of accelerated cash payments under the five renewed

NEXSTAR FINANCE, L.L.C.

network affiliation agreements. The margins are directly affected by the higher revenue due to the relatively fixed nature of operating costs at our television stations. We expect to continue having higher margins during the even-numbered years as a result of advertising revenue associated with the Olympic Games and political campaigns and lower margins during the odd-numbered years without the Olympic Games and nominal political activity.

Adjusted EBITDA for the six months ended June 30, 2002 was $20.0 million, compared to $16.7 million for the six months ended June 30, 2001, an increase of $3.3 million. Of the $3.3 million increase, approximately $0.5 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, adjusted EBITDA for the six months ended June 30, 2002 was $19.5 million, compared to $16.7 million for the six months ended June 30, 2001. Adjusted EBITDA margins increased to 33.4% from 31.1% for the same period in 2001. The increase in Adjusted EBITDA and adjusted EBITDA margins was attributed to higher broadcast cash flow partially offset by an increase in corporate expenses.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents were $4.1 million compared to $2.4 million as of June 30, 2001.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $4.0 million for the six months ended June 30, 2002, as compared to $2.7 million for the six months ended June 30, 2001. The comparative increase in cash flows provided by operations of $1.3 million is primarily due to the timing of payments made or received on operating assets and liabilities along with improved operating results for the six months ended June 30, 2002 compared to the same period in 2001.

Cash used for investing activities was $4.0 million for the six months ended June 30, 2002, as compared to $111.9 million for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002 was associated with ongoing equipment purchases. Investing activities for the same period in 2001 was associated with purchasing WCIA and WMBD for approximately $108.0 million and ongoing equipment purchases.

Cash flows used for financing activities were $1.7 million for the six months ended June 30, 2002, as compared to cash flows provided by financing activities of $108.8 million for the six months ended June 30, 2001. The change in cash flows from financing activities for the six months ended June 30, 2002 was primarily the result of revolver borrowings of $2.5 million, less repayments of loans of $2.7 million and a distribution to Nexstar’s direct parent company, Nexstar Finance Holdings, L.L.C. of $1.4 million. For the six months ended June 30, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 on the credit agreement governing our senior credit facilities, (2) borrowings of $153.6 million under the senior subordinated notes issued in March 2001, (3) additional equity proceeds of $75.0 million (net of a $30.0 million distribution), which were used to assist in financing the January 2001 acquisition, less the repayment of the existing senior credit facility. As of June 30, 2002, there were $68.9 million of unused commitments under the senior credit facilities, of which $15.0 million was available on the Term A facility. However, of the $68.9 million of unused commitments, approximately $7.0 million could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements and indentures governing our senior credit facilities and the senior subordinated notes at June 30, 2002.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and

NEXSTAR FINANCE, L.L.C.

other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow and availability under our credit facilities should result in our having adequate cash resources to meet our future requirements for working capital, capital expenditures and debt service.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time is granted. We requested and were granted an extension of time to begin digital operations at all of our stations except WCIA and WCFN, which have met the deadline. We estimate the digital conversion will require an average initial capital expenditure of $175,000 per station for low-power transmission of a digital signal and an average additional capital expenditure of $700,000 per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.0 and $0.3 million for the year ended December 31, 2001 and six months ended June 30, 2002, respectively. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

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

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. We completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of each station. The valuation assumptions used in the discounted cash flow model reflected historical performance of each station and prevailing values in the markets for broadcasting properties. As a result of this test, we identified three stations that require additional testing for impairment of goodwill. The net carrying amount of goodwill for these three stations at January 1, 2002 was $40.1 million. We have begun, but not completed, the second step to measure the amount of the impairment loss, which will be completed by December 31, 2002. FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of the station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is the FCC license. The test resulted in no impairment being identified. During the year ended December 31, 2001, we incurred goodwill amortization expense of $2.8 million.

NEXSTAR FINANCE, L.L.C.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. SFAS 14b rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

At June 30, 2002, we had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $60.0 million. Our $93.3 million and $20.0 million interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The $60.0 million swap agreement required us to pay a floating rate and receive a fixed rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counter-party. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $0.5 million and $2.4 million at June 30, 2002 and December 31, 2001, respectively. On August 13, 2002, we terminated the $60.0 million swap agreement for a payment of $5.25 million.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreements described above:

	Interest Rate Decrease		No Change to Interest Rate	Interest Rate Increase
	100 bps	50 bps		50 bps	100 bps
	(dollars in thousands)
Senior credit facilities(1)	$6,580	$6,653	$6,727	$6,800	$6,873
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200

Total	$25,780	$25,853	$25,927	$26,000	$26,073

(1) Excludes effect of applicable margin as defined in the senior credit agreements.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE, L.L.C.
NEXSTAR FINANCE, INC.

/S/    PERRY A. SOOK

By: Perry A. Sook
Its: President and Chief Executive Officer

/S/    G. ROBERT THOMPSON

By: G. Robert Thompson
Its: Chief Financial Officer

Dated:  August 14, 2002