Form 10-Q
period 2002-09-30
NEXSTAR FINANCE LLC; NEXSTAR FINANCE INC
filed 2002-11-14
CIK 1142126, 1142125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 333-62916

Nexstar Finance, L.L.C.

Nexstar Finance, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	23-3063152 23-3063155
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Abington Executive Park, Suite 201 Clarks Summit, Pennsylvania 18411	(570) 586-5400
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of September 30, 2002, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
	(Restated)
		(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,802	$17,987
Accounts receivable, net of allowance for doubtful accounts of $490 and $642, respectively	25,442	24,451
Current portion of broadcast rights	10,062	14,555
Prepaid expenses and other current assets	993	1,388
Deferred tax assets	276	279
Taxes receivable	233	1,147

Total current assets	42,808	59,807

Property and equipment, net	57,383	55,860
Broadcast rights	3,685	3,320
Due from parent entities	2,782	3,508
Other noncurrent assets	8,240	56
Goodwill, net	87,464	87,888
Intangible assets, net	224,772	224,176

Total assets	$427,134	$434,615

Liabilities and Member’s Interest
Current liabilities:
Current portion of debt	$488	$1,928
Current portion of capital lease obligations	23	16
Current portion of broadcast rights payable	10,242	14,654
Accounts payable	3,732	3,205
Accrued expenses	3,986	5,721
Interest payable	6,041	9,887
Deferred revenue	335	2,921

Total current liabilities	24,847	38,332

Debt	283,342	292,263
Broadcast rights payable	3,770	3,579
Deferred tax liabilities	6,892	5,281
Other liabilities	4,022	5,877

Total liabilities	322,873	345,332

Commitments and contingencies (Note 8)
Member’s interest:
Contributed capital	171,479	170,064
Accumulated deficit	(63,487)	(79,813)
Accumulated other comprehensive loss on derivative instruments	(3,731)	(968)

Total member’s interest	104,261	89,283

Total liabilities and member’s interest	$427,134	$434,615

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
			(Restated)
	(Unaudited) (dollars in thousands)		(Unaudited) (dollars in thousands)
Revenue (excluding trade and barter)	$25,708	$33,816	$81,954	$97,438
Less commissions	(3,410)	(4,815)	(10,997)	(13,507)

Net broadcast revenue (excluding trade and barter)	22,298	29,001	70,957	83,931
Trade and barter revenue	2,563	2,689	7,555	7,603

Total net revenue	24,861	31,690	78,512	91,534

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	7,533	8,573	23,078	25,893
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	6,754	8,446	20,619	25,447
Amortization of broadcast rights	4,027	3,921	11,830	10,825
Amortization of intangible assets	5,237	3,370	15,793	9,844
Depreciation	3,284	3,443	9,466	9,846

Total operating expenses	26,835	27,753	80,786	81,855

Income (loss) from operations	(1,974)	3,937	(2,274)	9,679
Interest expense, including amortization of debt financing costs	(8,841)	(8,706)	(25,080)	(26,096)
Interest income	141	36	297	94
Other income (expense), net	9	(2,104)	(426)	(2,366)

Loss before income taxes	(10,665)	(6,837)	(27,483)	(18,689)
Income tax benefit	245	1,284	628	2,363

Loss before extraordinary loss from refinancing of credit facilities	(10,420)	(5,553)	(26,855)	(16,326)
Extraordinary loss from refinancing of credit facilities, net of income tax effect	—	—	(1,417)	—

Net loss	(10,420)	(5,553)	(28,272)	(16,326)

Other comprehensive loss:
Cumulative effect of change in accounting principle	—	—	(241)	—
Deferral of unrealized derivative gains (losses)	1,965	843	(92)	2,763

Net loss and other comprehensive loss	$(8,455)	$(4,710)	$(28,605)	$(13,563)

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest
	(dollars in thousands)
Balance at December 31, 2000 (Restated)	$61,531	$(28,842)	$—	$32,689
Contributions	125,003	—	—	125,003
Distributions	(30,054)	—	—	(30,054)
Net loss	—	(28,272)	—	(28,272)
Cumulative effect of change in accounting principle	—	—	(241)	(241)
Deferral of unrealized derivative losses	—	—	(92)	(92)

Balance at September 30, 2001 (Unaudited)	156,480	(57,114)	(333)	99,033
Contributions	15,002			15,002
Distributions	(3)			(3)
Net loss		(6,373)		(6,373)
Deferral of unrealized derivative losses			(3,398)	(3,398)

Balance at December 31, 2001 (Restated)	171,479	(63,487)	(3,731)	104,261
Contributions	3	—	—	3
Distributions	(1,418)	—	—	(1,418)
Net loss	—	(16,326)	—	(16,326)
Deferral of unrealized derivative gains	—	—	2,763	2,763

Balance at September 30, 2002 (Unaudited)	$170,064	$(79,813)	$(968)	$89,283

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2002
	(Restated)
	(Unaudited) (dollars in thousands)
Cash flows from operating activities:
Net loss	$(28,272)	$(16,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(742)	(1,614)
Depreciation of property and equipment	9,466	9,846
Amortization of intangible assets	15,793	9,844
Amortization of debt financing costs	1,597	2,000
Amortization of broadcast rights, excluding barter	5,965	5,879
Payments for broadcast rights	(6,020)	(5,785)
Loss (gain) on asset disposal, net	350	(62)
Loss from refinancing of credit facility, net of tax	1,417	—
Amortization of debt discount	320	486
Effect of accounting for derivative instruments	—	4,521
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and due from parent entities	(287)	265
Increase in prepaid expenses and other current assets	(455)	(395)
Decrease in other noncurrent assets	10	6,596
Increase (decrease) in accounts payable and accrued expenses	(936)	1,208
Increase in taxes receivable	(438)	(914)
Increase in interest payable	11,028	3,846
Increase (decrease) in deferred revenue	(22)	2,586
Decrease in due to Midwest Television, Inc.	(2,256)	—

Net cash provided by operating activities	6,518	21,981

Cash flows from investing activities:
Additions to property and equipment	(4,943)	(5,780)
Proceeds from sale of assets	8	233
Acquisition of broadcast properties	(107,956)	(14,000)

Net cash used for investing activities	(112,891)	(19,547)

Cash flows from financing activities:
Proceeds from debt issuance	580,094	—
Repayment of loans	(555,357)	(2,835)
Proceeds from revolver draws	12,500	10,000
Proceeds from termination of swap agreement	—	4,387
Payments for debt finance and transaction costs	(15,956)	(386)
Cash escrowed for debt service	(10,500)	—
Capital contributions	125,003	3
Distributions	(30,054)	(1,418)

Net cash provided by financing activities	105,730	9,751

Net increase (decrease) in cash and cash equivalents	(643)	12,185
Cash and cash equivalents at beginning of period	2,750	5,802

Cash and cash equivalents at end of period	$2,107	$17,987

The accompany notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Nexstar Finance, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a FOX affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one FOX-affiliated television station under a Time Brokerage Agreement (“TBA”), (ii) has Shared Services Agreements (“SSA”) with a CBS-affiliated television station and an ABC-affiliated station and (iii) has an SSA and a Joint Sales Agreement (“JSA”) with a FOX-affiliated television station and a low-power UPN-affiliated television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

2.    Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Nexstar and its wholly-owned subsidiaries and Mission Broadcasting of Wichita Falls, Inc. (“Mission”) (collectively, the “Company”). Bastet Broadcasting, Inc. (“Bastet”) and Mission of Wichita Falls (collectively, the “Mission Group”) were separate entities 100% owned by the same independent third party. On September 30, 2002, Bastet and Mission Broadcasting of Joplin, Inc., a subsidiary of Mission, were merged into Mission with Mission as the surviving corporation. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of member’s interest. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. Nexstar does not own or control Mission’s television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to the service and option agreements described below. Nexstar has entered into various management and service agreements with all of Mission’s stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcasting time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has an SSA with each of KJTL and KJBO-LP, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from the Mission Group as described in the SSAs. These payments have had the effect of Nexstar receiving substantially all of the available cash flow generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSAs with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash flow generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired Nexstar’s right to sell and receive the revenues from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. Nexstar has SSAs with each of WYOU and KODE, which have terms substantially similar to the terms of the SSAs with KJTL and KJBO-LP. Nexstar’s ability to receive cash from Mission is governed by the agreements described above.

In addition to providing certain services to the Mission television stations, Nexstar is also the guarantor of Mission’s debt (Note 6). Mission is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar (Note 6).

In connection with its proposed initial public offering, Nexstar Broadcasting Group, Inc., the ultimate parent of Nexstar, requested the FCC to review and reconfirm compliance of Nexstar’s local service agreements with Mission and the purchase options granted by the owner of Mission, with the FCC’s rules and policies. As a result of its review, the FCC requested certain revisions to the purchase options. Under the revised purchase options, the owner of Mission has granted to Nexstar a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (ii) its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of Mission. The purchase options, as revised to address the FCC’s comments, have been submitted to the FCC. Nexstar believes that the local service agreements as well as the purchase options comply with the FCC’s rules and published policies.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the service arrangements, the debt guarantees and the option agreements with Mission, Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in Mission, Nexstar consolidates the financial position, results of operations and cash flows of Mission with Nexstar as if it was a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because Mission has a net asset deficit and because there is no binding obligation on the owner of Mission to make capital contributions to cover the deficit, minority interest in the results of operations and share of net assets have not been recognized.

The financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Unless otherwise noted, all dollars are in thousands.

Goodwill and other intangible assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of each of the Nexstar and Mission stations. The valuation assumptions used in the discounted cash flow model reflected historical performance of each station and prevailing values in the markets for broadcasting properties. As a result of this test, the Company identified three stations that require additional testing for impairment of goodwill. The net carrying amount of goodwill for these three stations at January 1, 2002 was $40.1 million. The second step measures the amount of the impairment loss and will be completed by December 31, 2002.

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

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
			(Restated)
	(Unaudited)		(Unaudited)
Loss before extraordinary loss from refinancing of credit facilities	$(10,420)	$(5,553)	$(26,855)	$(16,326)
Add:
Goodwill amortization, net of tax	685	—	2,052	—
Indefinite-lived intangibles amortization, net of tax	1,289	—	3,882	—

Loss before extraordinary loss from refinancing of credit facilities–as adjusted	$(8,446)	$(5,553)	$(20,921)	$(16,326)

Net loss	$(10,420)	$(5,553)	$(28,272)	$(16,326)
Add:
Goodwill amortization, net of tax	685	—	2,052	—
Indefinite-lived intangibles amortization, net of tax	1,289	—	3,882	—

Net loss–as adjusted	$(8,446)	$(5,553)	$(22,338)	$(16,326)

Long-lived assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

WCIA/WCFN and WMBD

On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA/WCFN and WMBD from Midwest Television, Inc. (“Midwest”) for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $0.5 million, which was paid directly to the owner of Midwest for the building that houses WCIA. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), and simultaneously entered into a Purchase and Sale Agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to terms of the agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. As a result of the TBA, effective December 31, 2001, the revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in the consolidated financial statements of Nexstar. The TBA was terminated upon the closing of the acquisition and non-recurring TBA fees in the amount of $0.3 million are included in the consolidated financial statements of Nexstar.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market. As a result of the SSA with KSNF, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill.

The selected unaudited pro forma consolidated information for the three and nine months ended September 30, 2001 and 2002, determined as if the Midwest and KODE acquisitions, described above, had occurred on January 1 of each period is as follows:

	Three Months Ended
	September 30, 2001		September 30, 2002
	As reported	Pro forma	As reported	Pro forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$22,298	$23,432	$29,001	$29,001
Total net revenue	24,861	26,121	31,690	31,690
Income (loss) from operations	(1,974)	(2,374)	3,937	3,496
Net loss	$(10,420)	$(11,126)	$(5,553)	$(6,074)

	Nine Months Ended
	September 30, 2001(1)		September 30, 2002
	As reported	Pro forma	As reported	Pro forma
	(Restated)
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$70,957	$74,401	$83,931	$83,931
Total net revenue	78,512	82,333	91,534	91,534
Income (loss) from operations	(2,274)	(3,664)	9,679	7,915
Net loss	$(28,272)	$(30,583)	$(16,326)	$(18,410)

(1)
The nine months ended September 30, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001 because the amounts are de minimis. As a result, the Midwest acquisition has no pro forma effect in the table set forth above.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.    Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated January 5, 1998 with Nexstar’s primary lender, Nexstar guarantees a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity units of Nexstar. The line of credit is full-recourse to the officer and is available until December 31, 2004. The full amount has been drawn against the line of credit.

5.    Intangible Assets

	Estimated useful life (years)	December 31, 2001	September 30, 2002
		(Restated)	(Unaudited)
Network affiliation agreements	15	$171,957	$177,509
FCC licenses	indefinite	77,113	81,468
Debt financing costs	term of debt	16,359	16,583
Other intangibles	1-15	11,154	12,271

		276,583	287,831
Less: accumulated amortization		(51,811)	(63,655)

Intangible assets, net of accumulated amortization		$224,772	$224,176

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2001 and nine months ended September 30, 2002 was $13.2 million and $9.8 million, respectively. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2001 and September 30, 2002 was $64.3 million and $68.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles, including debt financing costs, recorded on its books as of September 30, 2002:

Year ending December 31,
2002	$15,500
2003	14,788
2004	14,712
2005	14,662
2006	13,688

6.    Debt

Long term debt consists of the following:

	December 31, 2001	September 30, 2002
		(Unaudited)
Term loan	$82,000	$81,676
Revolving credit facility	46,143	53,643
12% Senior subordinated notes due 2008, net of discount	154,097	154,583
SFAS No. 133 hedge accounting adjustment	1,590	4,289

	283,830	294,191
Less: current portion	(488)	(1,928)

	$283,342	$292,263

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Debt

Bank Debt Facility Agreements

The Nexstar Senior Secured Credit Facility

On January 12, 2001, Nexstar entered into senior secured credit facilities (the “Nexstar Credit Facilities”) with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facility was subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust financial covenants effective for the period ended September 30, 2001 and future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001, and because we anticipated noncompliance in future periods. The amendment also reduced the revolving facility to $42.0 million. On June 4, 2002, the Nexstar Credit Facilities were amended again to allow Nexstar Broadcasting Group, L.L.C. (Nexstar’s indirect parent) to undertake the reorganization and other transactions related to the proposed initial public offering by Nexstar Broadcasting Group, Inc., including the redemption of the preferred membership interests of Nexstar Broadcasting Group, L.L.C. and a loan to the Mission Group. Nexstar Broadcasting Group, Inc.’s proposed initial public offering is discussed below in Note 11. Prepayments have been made under the Term A facility, which have effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the option of Nexstar, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.11% to 5.27% at September 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar is required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. The Nexstar revolving and Term A facilities mature on January 12, 2007. The Term B facility matures on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facility are guaranteed, jointly and severally, by Nexstar and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar.

The Mission Group Senior Secured Credit Facility

On January 12, 2001, Bastet and Mission entered into a credit agreement (the “Mission Group credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission Group credit facility was amended to increase the revolving facility to $58.0 million. The Mission Group credit facility was amended on June 4, 2002, in connection with the proposed initial public offering by Nexstar Broadcasting Group, Inc. to permit a loan to the Mission Group by Nexstar Broadcasting Group, Inc. The Mission Group credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission Broadcasting of Joplin, Inc. into Mission. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of the Mission Group’s default. Interest rates associated with the Mission Group credit facility are based, at the option of the Mission Group, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.29% to 5.32% at September 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Mission Group selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the Mission Group is required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Mission Group credit facility loan commitment. The Mission Group credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated Notes

On March 16, 2001, Nexstar issued $160.0 million of 12% senior subordinated notes (the “notes”) at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar and by Mission. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured debt. The notes are redeemable on or after April 1, 2005, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

Debt Covenants

The bank debt agreements and the notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, cash film payments, and other limits. The Company was in compliance with all covenants at September 30, 2002.

Debt Financing Costs

In conjunction with the refinancing of the credit facility in January 2001, the Company expensed $1,417 related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item. See Note 2 for recent accounting pronouncements.

Derivative Instrument

In August 2002, the Company terminated the $60.0 million notional interest rate swap contract to receive a fixed rate of 12.0% and pay a LIBOR-based variable rate of interest. The interest rate swap contract had been designated as a fair value hedge of the benchmark interest rate in Nexstar’s $160.0 million, 12% senior subordinated notes, which resulted in an adjustment to the notes of $4.3 million pursuant to the requirements of Statement of Financial Accounting Standards No. 133. The adjustment to the notes is being amortized as an adjustment to interest expense over the period originally covered by the swap contract.

7.    Income Taxes

The Company’s income tax benefit for the nine months ended September 30, 2001 was $628, compared to the income tax benefit for the nine months ended September 30, 2002 of $2,363. The Company’s effective tax rate benefit was 2% for the nine months ended September 30, 2001 as compared to 13% for the nine months ended September 30, 2002. The significant differences from the statutory tax rate and the effective tax rate for the nine months ended September 30, 2002 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

8.    Commitments and Contingencies

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

9.    Condensed Consolidating Financial Information

As a result of the service agreements, options and debt guarantees between Nexstar and Mission, as described in Note 2 and Note 6, the financial position, results of operations and cash flows of Nexstar and Mission are consolidated.

The notes and borrowings under amounts drawn against the senior secured credit facilities are guaranteed on a joint and several, full and unconditional basis, by Nexstar, its wholly-owned subsidiaries and Mission (Note 6).

Nexstar has no independent assets or operations. All of its subsidiaries are wholly-owned by Nexstar and are guarantors of Nexstar’s debt. Therefore, Nexstar has included consolidated information with respect to its subsidiaries in the column entitled “Nexstar.”

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following 2002 and 2001 condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and Mission, as well as the consolidating entries needed to arrive at the information for the Company on a consolidated basis. The consolidating entries consist of fees and reimbursable expenses charged between Nexstar and Mission as a result of the local service arrangements or the unpaid balances of these charges.

BALANCE SHEET

SEPTEMBER 30, 2002

	Nexstar	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$60,864	$6,148	$(7,205)	$59,807
Property and equipment, net	50,040	5,820	—	55,860
Other noncurrent assets	5,247	1,637	—	6,884
Intangible assets, net	276,899	35,165	—	312,064

Total assets	$393,050	$48,770	$(7,205)	$434,615

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$34,413	$11,124	$(7,205)	$38,332
Debt	238,620	53,643	—	292,263
Other liabilities	12,827	1,910	—	14,737
Member’s interest	107,190	(17,907)	—	89,283

Total liabilities and member’s interest	$393,050	$48,770	$(7,205)	$434,615

BALANCE SHEET

DECEMBER 31, 2001

	Nexstar	Mission	Consolidating Entries	Consolidated Company
ASSETS				(Restated)
Current assets	$45,460	$3,815	$(6,467)	$42,808
Property and equipment, net	53,349	4,034	—	57,383
Other noncurrent assets	7,696	7,011	—	14,707
Intangible assets, net	287,527	24,709	—	312,236

Total assets	$394,032	$39,569	$(6,467)	$427,134

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$22,828	$8,486	$(6,467)	$24,847
Debt	237,199	46,143	—	283,342
Other liabilities	13,569	1,115	—	14,684
Member’s interest	120,436	(16,175)	—	104,261

Total liabilities and member’s interest	$394,032	$39,569	$(6,467)	$427,134

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$29,468	$3,837	$(1,615)	$31,690
Operating expenses	25,364	4,004	(1,615)	27,753

Income (loss) from operations	4,104	(167)	—	3,937
Interest expense	(8,032)	(674)	—	(8,706)
Interest income and other income (expense), net	(2,069)	1	—	(2,068)

Loss before income taxes	(5,997)	(840)	—	(6,837)
Income tax benefit	1,185	99	—	1,284

Net loss	$(4,812)	$(741)	$—	$(5,553)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$23,956	$2,115	$(1,210)	$24,861
Operating expenses	25,175	2,870	(1,210)	26,835

Loss from operations	(1,219)	(755)	—	(1,974)
Interest expense	(8,081)	(760)	—	(8,841)
Interest income and other income, net	147	3	—	150

Loss before income taxes	(9,153)	(1,512)	—	(10,665)
Income tax benefit (expense)	246	(1)	—	245

Net loss	$(8,907)	$(1,513)	$—	$(10,420)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$84,844	$11,273	$(4,583)	$91,534
Operating expenses	75,608	10,830	(4,583)	81,855

Income from operations	9,236	443	—	9,679
Interest expense	(23,962)	(2,134)	—	(26,096)
Interest income and other income (expense), net	(2,279)	7	—	(2,272)

Loss before income taxes	(17,005)	(1,684)	—	(18,689)
Income tax benefit (expense)	2,410	(47)	—	2,363

Net loss	$(14,595)	$(1,731)	$—	$(16,326)

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	Nexstar	Mission	Consolidating Entries	Consolidated Company
				(Restated)
Net revenue	$75,489	$7,325	$(4,302)	$78,512
Operating expenses	76,246	8,842	(4,302)	80,786

Loss from operations	(757)	(1,517)	—	(2,274)
Interest expense	(22,504)	(2,576)	—	(25,080)
Interest income and other income (expense), net	174	(303)	—	(129)

Loss before income taxes	(23,087)	(4,396)	—	(27,483)
Income tax benefit (expense)	635	(7)	—	628

Loss before extraordinary loss from refinancing of credit facilities	(22,452)	(4,403)	—	(26,855)
Extraordinary loss from refinancing of credit facilities, net of income tax effect	(927)	(490)	—	(1,417)

Net loss	$(23,379)	$(4,893)	$—	$(28,272)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net cash provided by operating activities	$15,420	$6,561	$—	$21,981

Cash flows from investing activities:
Additions to property and equipment, net	(5,435)	(112)	—	(5,547)
Acquisition of broadcast properties and transaction costs	—	(14,000)	—	(14,000)

Net cash used for investing activities	(5,435)	(14,112)	—	(19,547)

Cash flows from financing activities:
Repayment of loans	(2,835)	—	—	(2,835)
Proceeds from revolver draws	2,500	7,500	—	10,000
Proceeds from termination of swap agreement	4,387	—	—	4,387
Finance and transaction costs	(294)	(92)	—	(386)
Distributions, net	(1,415)	—	—	(1,415)

Net cash provided by financing activities	2,343	7,408	—	9,751

Net increase (decrease) in cash and cash equivalents	12,328	(143)	—	12,185
Cash and cash equivalents at beginning of period	5,218	584	—	5,802

Cash and cash equivalents at end of period	$17,546	$441	$—	$17,987

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net cash provided by operating activities	$5,687	$831	$—	$6,518

Cash flows from investing activities:
Additions to property and equipment, net	(4,602)	(333)	—	(4,935)
Acquisition of broadcast properties and transaction costs	(107,956)	—	—	(107,956)

Net cash used for investing activities	(112,558)	(333)	—	(112,891)

Cash flows from financing activities:
Proceeds from debt issuance	499,809	80,285	—	580,094
Repayment of loans	(476,147)	(79,210)	—	(555,357)
Proceeds from revolver draws	12,500	—	—	12,500
Finance and transaction costs	(14,182)	(1,774)	—	(15,956)
Cash escrowed for debt service	(10,500)	—	—	(10,500)
Capital contributions, net	94,949	—	—	94,949

Net cash provided by (used for) financing activities	106,429	(699)	—	105,730

Net decrease in cash and cash equivalents	(442)	(201)	—	(643)
Cash and cash equivalents at beginning of period	2,529	221	—	2,750

Cash and cash equivalents at end of period	$2,087	$20	$—	$2,107

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Effects of Restatement

In June 1999, in conjunction with the refinancing of its senior credit facility, the Company expensed certain debt financing costs as an extraordinary item, net of tax benefit. See Note 6 for further description of the refinancing. Management subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed as an extraordinary item, but should have remained capitalized and subsequently amortized. As a result, the Company has restated its 1999 financial statements to reverse the extraordinary item, properly state amortization of debt financing costs (included in interest expense), and reverse the related tax effect. The financial statements as of and for the years ended December 31, 2000 and 2001 and the financial statement for the nine months ended September 30, 2001 have also been restated to reflect the carryover effect of the change.

	Deferred Tax Asset	Intangible Assets, Net	Interest Expense, Including Amortization of Debt Financing Costs	Income Tax Expense	Extraordinary Loss from Refinancing of Credit Facilities, Net of Tax	Net Loss
Balance of December 31, 1999
As previously reported			$(16,282)	$(658)	$(2,829)	$(14,249)
Adjustment to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs			(107)	4	1,388	1,285

As revised			$(16,389)	$(654)	$(1,441)	$(12,964)

Balance of December 31, 2000
As previously reported	$280	$220,480	$(20,045)	$(1,098)		$(2,523)
Adjustment to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs		1,224	(125)	7		(118)
Adjustment to deferred tax asset	(58)

As revised	$222	$221,704	$(20,170)	$(1,091)		$(2,641)

Balance of September 30, 2001
As previously reported			$(25,059)		$(263)	$(27,097)
Adjustment to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs			(21)		(1,154)	(1,175)

As revised			$(25,080)		$(1,417)	$(28,272)

Balance of December 31, 2001
As previously reported	$276	$312,246	$(33,945)		$(263)	$(33,470)
Adjustment to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs		(10)	(21)		(1,154)	(1,175)
Adjustment to deferred tax asset	—

As revised	$276	$312,236	$(33,966)		$(1,417)	$(34,645)

11.    Initial Public Offering

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

NEXSTAR FINANCE, L.L.C.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Balance Sheet as of September 30, 2002, Unaudited Consolidated Statement of Operations and Other Comprehensive Loss and other unaudited financial statements for the three months and nine months ended September 30, 2001 and 2002 and notes to related financial statements included elsewhere in this report. The “forward-looking statements” in this discussion regarding the television broadcasting industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in the discussion are subject to numerous risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2001. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Our actual results may differ materially from those contained in any forward-looking statements.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis.” These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months and nine months ended September 30, 2001 versus the three months and nine months ended September 30, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO, KTAB, KMID, KTAL, WCIA and WMBD. As used in the report, unless the context indicated otherwise, “Nexstar” refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc., “Mission” refers to Mission Broadcasting of Wichita Falls, Inc.; and all references to “we,” “our,” and “us” refer, collectively, to Nexstar and Mission.

Introduction

Nexstar owns and operates, through our subsidiaries, 14 television stations. Through various local service agreements with Mission, Nexstar provides various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. Nexstar does not own or control the Mission television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to the service and option agreements described below. Nexstar has entered into various management and service agreements with all of the Mission stations. Nexstar has a time brokerage agreement with WFXP, which allows Nexstar to program most of the station’s broadcasting time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has a shared services agreement with each of KJTL and KJBO-LP, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from the Mission Group as described in the shared service agreements. These payments have had the effect of Nexstar receiving substantially all of the available cash flow generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the shared service agreements with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash flow generated by KJTL and KJBO-LP. Through a joint sales agreement, Nexstar has also acquired the rights to sell and receive the revenues from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. Nexstar has shared services agreements with each of WYOU and KODE, which have terms substantially similar to the terms of the shared services agreements with KJTL and KJBO-LP. Nexstar’s ability to receive cash from Mission is governed by the agreements described above.

In addition to providing certain services to the Mission television stations, Nexstar also guarantees the debt of Mission. Mission is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar.

NEXSTAR FINANCE, L.L.C.

In connection with the proposed initial public offering, Nexstar Broadcasting Group, Inc., the ultimate parent of Nexstar, requested the FCC to review and reconfirm compliance of Nexstar’s local service agreements with Mission and the purchase options granted by the owner of Mission, with the FCC’s rules and policies. As a result of its review, the FCC requested certain revisions to the purchase options. Under the revised purchase options, the owner of Mission has granted to Nexstar a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (ii) its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of Mission. The purchase options, as revised to address the FCC comments, have been submitted to the FCC. Nexstar believes that the local service agreements as well as the purchase options comply with the FCC’s rules and published policies.

As a result of the service arrangements, the debt guarantees and the option agreements with Mission, Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. Mission retains ultimate control over each Mission station. Such control includes, but is not limited to, retaining control over policies, programming, advertisements and operations of the stations. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with Nexstar as if it was a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of Nexstar’s financial condition and results of operations includes Mission’s financial statements.

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

NEXSTAR FINANCE, L.L.C.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 62.3% and 65.7% of our spot revenue for the nine months ended September 30, 2001 and 2002, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of revenue related to the advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their advertisements directly with our stations’ local sales staff, thereby eliminating the agency commission.

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

We define adjusted EBITDA as net income (loss) plus extraordinary loss, preferred dividends, income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), other expense (income), non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees) and network compensation payments received or receivable, less payments on broadcast rights, non-cash trade and barter revenue and network compensation revenue. We define broadcast cash flow as adjusted EBITDA plus corporate expenses. Neither adjusted EBITDA nor broadcast cash flow: (1) is a measure of performance calculated in accordance with generally accepted accounting principles; (2) should be considered in isolation or as a substitute for net income, operating income or cash flow as reflected in our consolidated financial statements; or (3) is intended to represent a measure of funds available for debt service, dividends, reinvestment or discretionary uses. In addition, our definition of adjusted EBITDA and/or broadcast cash flow may not be comparable to similarly titled measures reported by other companies. We believe that the presentation of adjusted EBITDA and broadcast cash flow is relevant and useful because such data is used by industry analysts to determine a market value of our television stations and to evaluate our operating performance. Additionally, adjusted EBITDA is a measure used in the broadcast industry to evaluate a company’s ability to service its debt. Furthermore, our management uses adjusted EBITDA and broadcast cash flow, among other data, as internal measures for setting budgets, determining financial performance, evaluating targeted stations for acquisition and as a measurement component of incentive bonuses.

On April 1, 2002, Nexstar entered into a shared services agreement with Mission to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar. The services provided by Nexstar resulted in higher miscellaneous revenues and operating expenses for Nexstar-owned KSNF, the station providing the services.

The local service agreements which were entered into during the fiscal year ended December 31, 2001, affect the year-to-year comparability of the operating results discussed below. Additionally, on April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. At that time, WCFN became a full-power station capable of generating revenues of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenues and expenses.

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

In August 2002, we terminated the $60.0 million notional interest rate swap contract to receive a fixed rate of 12.0% and pay a LIBOR-based variable rate of interest. The interest rate swap contract had been designated as a fair value hedge of the benchmark interest rate in Nexstar’s $160.0 million, 12% senior subordinated notes, which resulted in an adjustment to the notes of $4.3 million pursuant to the requirements of Statement of Financial Accounting Standards No. 133. The adjustment to the notes is being amortized as an adjustment to interest expense over the period originally covered by the swap contract.

On September 30, 2002, Bastet Broadcasting, Inc., a corporation owned by the same shareholder as Mission, and Mission Broadcasting of Joplin, Inc., a subsidiary of Mission, merged into Mission with Mission as the surviving corporation. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of member’s interest.

        On September 30, 2002, Mission acquired substantially all of the assets of KODE, the ABC-affiliated television station in Joplin, Missouri, from GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”). Mission made a downpayment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs.

NEXSTAR FINANCE, L.L.C.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$14,463	56.3	$17,605	52.1	$46,031	56.2	$53,766	55.2
National	8,678	33.8	9,099	26.9	27,841	34.0	28,091	28.8
Political	230	0.9	5,056	14.9	867	1.0	9,287	9.5
Network compensation	1,836	7.1	1,624	4.8	5,349	6.5	4,881	5.0
Other	501	1.9	432	1.3	1,866	2.3	1,413	1.5

Total gross revenue	25,708	100.0	33,816	100.0	81,954	100.0	97,438	100.0
Less: Agency and national representative commissions	3,410	13.3	4,815	14.2	10,997	13.4	13,507	13.9

Net broadcast revenue	22,298	86.7	29,001	85.8	70,957	86.6	83,931	86.1
Trade and barter	2,563		2,689		7,555		7,603

Total net revenue	$24,861		$31,690		$78,512		$91,534

NEXSTAR FINANCE, L.L.C.

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$24,861	100.0	$31,690	100.0	$78,512	100.0	$91,534	100.0
Operating expenses:
Corporate expenses	593	2.4	1,008	3.2	1,951	2.5	2,869	3.1
Station direct operating expenses, net of trade	7,038	28.3	7,957	25.1	21,395	27.3	23,581	25.8
Selling, general and administrative expenses	6,161	24.8	7,438	23.5	18,668	23.8	22,578	24.7
Trade and barter	2,456	9.9	2,445	7.7	7,548	9.6	7,258	7.9
Depreciation and amortization	8,521	34.3	6,813	21.5	25,259	32.2	19,690	21.5
Amortization of broadcast license rights, net of barter	2,066	8.3	2,092	6.6	5,965	7.6	5,879	6.4

Income (loss) from operations	$(1,974)		$3,937		$(2,274)		$9,679

Adjusted EBITDA

The following table sets forth certain financial data for the periods indicated. This information should be reviewed together with our discussion of our historical operating results, particularly our net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	Amount	Amount	Amount	Amount
	(dollars in thousands)		(dollars in thousands)
Net loss (Restated)(3)	$(10,420)	$(5,553)	$(28,272)	$(16,326)
Add:
Extraordinary loss, net of tax (Restated)(3)	—	—	1,417	—
Income tax benefit	(245)	(1,284)	(628)	(2,363)
Interest expense, including amortization of debt financing costs (Restated)(3)	8,841	8,706	25,080	26,096
Depreciation	3,284	3,443	9,466	9,846
Amortization of intangible assets	5,237	3,370	15,793	9,844
Amortization of broadcast rights, excluding barter	2,066	2,092	5,965	5,879
Other (income) expense	(9)	2,104	426	2,366
Trade and barter expense	2,456	2,445	7,548	7,258
Network compensation payments received or receivable (1)	1,836	2,167	5,349	6,510
Non-recurring expenses	—	105	77	567
Less:
Trade and barter revenue	2,563	2,689	7,555	7,603
Network compensation revenue	1,836	1,624	5,349	4,881
Payments for broadcast license liabilities	2,011	1,849	6,020	5,785

Adjusted EBITDA	$6,636	$11,433	$23,297	$31,408

Adjusted EBITDA margin (2)	29.8%	39.4%	32.8%	37.4%

(1)
Network compensation received or receivable may differ from network compensation revenue due to the recognition of revenue under GAAP as compared to the timing of the receipt of cash payments as agreed in the network affiliation agreements.

(2)	Adjusted EBITDA margin is defined as adjusted EBITDA divided by net broadcast revenue.
(3)
We are restating our 1999 financial statements to capitalize certain debt financing costs which were expensed as an extraordinary item in 1999. The financial statements for the year ended December 31, 2001 and for the nine months ended September 30, 2001 have also been restated to reflect the carryover effect of the change.

NEXSTAR FINANCE, L.L.C.

Broadcast Cash Flow

The following table sets forth certain financial data for the periods indicated. This information should be reviewed together with our discussion of our historical operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	Amount	Amount	Amount	Amount
	(dollars in thousands)		(dollars in thousands)
Adjusted EBITDA	$6,636	$11,433	$23,297	$31,408
Add:
Corporate expenses (1)	593	1,008	1,951	2,869

Broadcast cash flow	$7,229	$12,441	$25,248	$34,277

Broadcast cash flow margin (2)	32.4%	42.9%	35.6%	40.8%

(1)	Corporate expenses represent costs associated with the centralized management of our stations.
(2)	Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net broadcast revenue for the three months ended September 30, 2002 was $29.0 million, an increase of $6.7 million, compared to $22.3 million for the three months ended September 30, 2001. An increase in net broadcast revenue of $2.0 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the three months ended September 30, 2002 was $27.0 million as compared to $22.3 million for the three months ended September 30, 2001, an increase of 21.1%. Of this increase, $3.7 million was political revenue resulting from election campaigns in most of our markets, $1.5 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $0.1 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $0.3 million, on a same station basis.

Station direct operating expenses, including selling, general and administrative expenses, net of trade, for the three months ended September 30, 2002 were $15.4 million, compared to $13.2 million for the three months ended September 30, 2001, an increase of $2.2 million. Of this increase, $1.8 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, station direct operating expenses for the three months ended September 30, 2002 were $13.6 million as compared to $13.2 million for the three months ended September 30, 2001, a 2.9% increase. This increase was attributed to additional expenses incurred by KSNF to accommodate the shared services agreement in Joplin that began on April 1, 2002.

Corporate expenses for the three months ended September 30, 2002 were $1.0 million, compared to $0.6 million for the three months ended September 30, 2001, an increase of $0.4 million. The increase was primarily attributed to an increase in personnel, professional fees and the accrual of incentive compensation in 2002.

Amortization of program license rights, excluding barter, for the three months ended September 30, 2002 was $2.1 million, compared to $2.1 million for the three months ended September 30, 2001, consistent with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material affect on film amortization.

Depreciation of property and equipment was $3.4 million for the three months ended September 30, 2002, compared to $3.3 million for the three months ended September 30, 2001, consistent with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation. The amortization of intangibles was $3.4 million for the three months ended September 30, 2002, compared to $5.2 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

NEXSTAR FINANCE, L.L.C.

Income from operations for the three months ended September 30, 2002 was $3.9 million, compared to a loss from operations of $2.0 million for the three months ended September 30, 2001, an improvement of $5.9 million. The improvement in income from operations was primarily attributed to the increase in revenue without a corresponding increase in operating expenses due to the relatively fixed nature of operating costs at our television stations along with the elimination of approximately $1.9 million of amortization for indefinite-lived assets, including goodwill. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material affect on income from operations.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2002 was $8.7 million, compared to $8.8 million for the same period in 2001. The decrease was primarily attributed to lower cost of funds attributed to the effect of an interest rate hedge instrument, which was initiated July 1, 2001, and lower prevailing interest rates.

As a result of the factors discussed above, our net loss was $5.6 million for the three months ended September 30, 2002, compared to $10.4 million for the same period in 2001, a decrease in net loss of $4.8 million.

Adjusted EBITDA for the three months ended September 30, 2002 was $11.4 million, compared to $6.6 million for the three months ended September 30, 2001, an increase of $4.8 million. Of the $4.8 million increase, approximately $0.3 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, adjusted EBITDA for the three months ended September 30, 2002 was $11.1 million, compared to $6.6 million for the three months ended September 30, 2001. Adjusted EBITDA margins increased to 39.4% from 29.8% for the same period in 2001. The increase in adjusted EBITDA and the adjusted EBITDA margin was primarily a result of an increase in net broadcast revenue and the effect of accelerated cash payments under the five renewed network affiliation agreements. Due to the relatively fixed nature of operating costs at our television stations, the margins were directly affected by the higher revenue. We expect to continue having higher margins during the even-numbered years as a result of advertising revenue associated with the Olympic Games and political campaigns and lower margins during the odd-numbered years without the Olympic Games and with nominal political activity.

Broadcast cash flow for the three months ended September 30, 2002 was $12.4 million, compared to $7.2 million for the same period in 2001, an increase of $5.2 million. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN accounted for a $0.3 million increase. On a same station basis, broadcast cash flow for the three months ended September 30, 2002 was $12.1 million, compared to $7.2 million for the same period in 2001. Broadcast cash flow margins for the three months ended September 30, 2002 increased to 42.9% from 32.4% for the same period in 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net broadcast revenue for the nine months ended September 30, 2002 was $83.9 million, an increase of $12.9 million, compared to $71.0 million for the nine months ended September 30, 2001. An increase in net broadcast revenue of $5.9 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the nine months ended September 30, 2002 was $78.0 million as compared to $71.0 million for the same period in 2001, an increase of 9.9%, or $7.0 million. Of this increase, $6.5 million was political revenue resulting from the election campaigns in most of our markets, $3.0 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $0.9 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $0.9 million, on a same station basis.

Station direct operating expenses and selling, general and administrative expenses, net of trade, for the nine months ended September 30, 2002 were $46.2 million, compared to $40.1 million for the nine months ended September 30, 2001, an increase of $6.1 million. Of the $6.1 million increase in station direct operating expenses, $5.5 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, station direct operating expenses for the nine months ended September 30, 2002 were $40.7 million as compared to $40.1 million for the nine months ended September 30, 2001, an increase of 1.5%, or $0.6 million.

NEXSTAR FINANCE, L.L.C.

Corporate expenses for the nine months ended September 30, 2002 were $2.9 million, compare to $2.0 million for the nine months ended September 30, 2001, an increase of $0.9 million. The increase was primarily attributed to an increase in personnel, professional fees and the accrual of incentive compensation in 2002.

Amortization of broadcast license rights, excluding barter, for the nine months ended September 30, 2002 was $5.9 million, compared to $6.0 million for the nine months ended September 30, 2001, consistent with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $9.8 million for the nine months ended September 30, 2002, compared to $9.5 million for the nine months ended September 30, 2001, an increase of $0.3 million. The increase in depreciation was attributed to the incremental capital expenditures incurred at our television stations since September 30, 2001. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation. The amortization of intangibles was $9.8 million for the nine months ended September 30, 2002, compared to $15.8 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

Income from operations for the nine months ended September 30, 2002 was $9.7 million, compared to a loss from operations of $2.3 million for the nine months ended September 30, 2001. Of the $12.0 million improvement, approximately $0.1 million was attributed to income from operations from stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, the operating income for the nine months ended September 30, 2002 was $9.6 million, as compared to a loss from operations of $2.3 million for the nine months ended September 30, 2001. The $11.9 million improvement in income from operations is primarily a result of the increase in revenue without a corresponding increase in operating expenses due to the relatively fixed nature of operating costs at our television stations along with the elimination of approximately $5.9 million of amortization for indefinite-lived intangible assets, including goodwill.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2002 was $26.1 million, compared to $25.1 million for the same period in 2001. The increase was primarily attributed to the increase in the cost of funds as a result of the issuance of the senior subordinated notes on March 16, 2001, and the related debt financing costs offset, in part, by lower interest rates in 2002.

In January 2001, we wrote off $1.4 million in debt financing costs, as an extraordinary item, net of tax effect, as a result of refinancing our senior credit facilities.

As a result of the factors discussed above, our net loss was $16.3 million for the nine months ended September 30, 2002, compared to $28.3 million for the same period in 2001, a decrease in net loss of $12.0 million.

Adjusted EBITDA for the nine months ended September 30, 2002 was $31.4 million, compared to $23.3 million for the nine months ended September 30, 2001, an increase of $8.1 million. Of the $8.1 million increase, approximately $0.8 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, adjusted EBITDA for the nine months ended September 30, 2002 was $30.6 million, compared to $23.3 million for the nine months ended September 30, 2001. Adjusted EBITDA margins increased to 37.4% from 32.8% for the same period in 2001. The increase in adjusted EBITDA and the adjusted EBITDA margin was primarily a result of an increase in net broadcast revenue and the effect of accelerated cash payments under the five renewed network affiliation agreements. Due to the relatively fixed nature of operating costs at our televisions stations, the margins were directly affected by the higher revenue. We expect to continue having higher margins during the even-numbered years as a result of advertising revenue associated with the Olympic Games and political campaigns and lower margins during the odd-numbered years without the Olympic Games and with nominal political activity.

Broadcast cash flow for the nine months ended September 30, 2002 was $34.3 million, compared to $25.2 million for the same period in 2001, an increase of $9.1 million. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN accounted for a $0.8 million increase. On a same station basis, broadcast cash flow for the nine months ended September 30, 2002 was $33.5 million, compared to $25.2 million for the same period in 2001. Broadcast cash flow margins for the nine months ended September 30, 2002 increased to 40.8% from 35.6% for the same period in 2001.

NEXSTAR FINANCE, L.L.C.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents were $18.0 million, compared to $2.1 million as of September 30, 2001.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $22.0 million for the nine months ended September 30, 2002, as compared to $6.5 million for the nine months ended September 30, 2001. The comparative increase in cash flows provided by operations of $15.5 million is primarily due to the timing of payments made or received on operating assets and liabilities along with improved operating results for the nine months ended September 30, 2002 compared to the same period in 2001.

Cash flows used for investing activities was $19.5 million for the nine months ended September 30, 2002, as compared to $112.9 million for the nine months ended September 30, 2001. Investing activities for the nine months ended September 30, 2002 was associated with purchasing KODE for $14.0 million and ongoing equipment purchases. Investing activities for the same period in 2001 was associated with purchasing WCIA and WMBD for approximately $108.0 million and ongoing equipment purchases.

Cash flows provided by financing activities were $9.8 million for the nine months ended September 30, 2002, as compared to $105.7 million for the nine months ended September 30, 2001. The change in cash flows from financing activities for the nine months ended September 30, 2002 was primarily the result of revolver borrowings of $10.0 million, less repayments of loans of $2.8 million and a distribution to Nexstar’s direct parent company, Nexstar Finance Holdings, L.L.C. of $1.4 million. In August 2002, we received a payment of $4.4 million representing the fair market value, excluding accrued interest, for terminating the $60.0 million swap agreement. For the nine months ended September 30, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 to the credit agreement governing our senior credit facilities, (2) borrowings of $153.6 million under the senior subordinated notes issued in March 2001, (3) additional equity proceeds of $95.0 million (net of a $30.0 million distribution), which were used to assist in financing the January 2001 acquisition, less the repayment of the existing senior credit facility. As of September 30, 2002, there was approximately $61.0 million of unused commitments under the senior credit facilities, of which approximately $15.0 million was available on the Term A facility. However, of the $61.0 million of unused commitments, approximately $6.0 million could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements and indentures governing our senior credit facilities and the senior subordinated notes at September 30, 2002.

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

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We have obtained extensions of time, through December 1, 2002, to begin digital operations at all of our stations except WCIA and WCFN, which have met the May 1, 2002 deadline. We have requested a further extension of time for nine of our stations that will not meet the December 1, 2002 deadline, which request remains pending with the FCC. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.0 million and $0.7 million for the year ended December 31, 2001 and nine months ended September 30, 2002, respectively. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

NEXSTAR FINANCE, L.L.C.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill and FCC licenses.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

NEXSTAR FINANCE, L.L.C.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

At September 30, 2002, we had in effect two interest rate swap agreements with commercial banks, with notional amounts of $93.3 million and $20.0 million. These two interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counter-party. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $5.9 million and $2.4 million at September 30, 2002 and December 31, 2001, respectively.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreements described above:

	Interest Rate Decrease		No Change to Interest Rate	Interest Rate Increase
	100 bps	50 bps		50 bps	100 bps
	(dollars in thousands)
Senior credit facilities(1)	$6,409	$6,608	$6,807	$7,006	$7,205
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200

Total	$25,609	$25,808	$26,007	$26,206	$26,405

(1)	Excludes effect of applicable margin as defined in the senior credit agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Nexstar carried out an evaluation within 90 days prior to the date of this report, under the supervision and with the participation of Nexstar’s management, including Nexstar’s President and Chief Executive Officer along with Nexstar’s Chief Financial Officer, of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Nexstar’s President and Chief Executive Officer and Chief Financial Officer concluded that Nexstar’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Nexstar (including its consolidated subsidiaries) required to be included in Nexstar’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Nexstar in the reports filed or submitted by Nexstar under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  There have been no significant changes in Nexstar’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Nexstar carried out its evaluation.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit

10.5
Second Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. on November 14, 2002).

10.10
Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. on November 14, 2002).

10.53
Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the several banks named therein. (Incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. on November 14, 2002).

b.  Reports on form 8-K.

(1)
Current Report on Form 8-K filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc. on August 14, 2002, reporting certification pursuant to 18 U.S.C. Section 1350 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

/s/ Perry A. Sook
By: Perry A. Sook Its: President and Chief Executive Officer

/s/ G. Robert Thompson
By: G. Robert Thompson Its: Chief Financial Officer

Dated:  November 13, 2002

I, Perry A. Sook, President and Chief Executive Officer of Nexstar Finance, L.L.C. and Nexstar Finance, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nexstar Finance, L.L.C. and Nexstar Finance, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:	/s/ Perry A. Sook
Perry A. Sook President and Chief Executive Officer

I, G. Robert Thompson, Chief Financial Officer of Nexstar Finance, L.L.C. and Nexstar Finance, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nexstar Finance, L.L.C. and Nexstar Finance, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ G. Robert Thompson
G. Robert Thompson Chief Financial Officer