Form 10-Q
period 2003-03-31
NEXSTAR FINANCE LLC; NEXSTAR FINANCE INC
filed 2003-05-16
CIK 1142126, 1142125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003

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

As of March 31, 2003, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
	(Unaudited)	(Unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,879	$101,915
Accounts receivable, net of allowance for doubtful accounts of $660 and $942, respectively	26,065	25,566
Current portion of broadcast rights	10,357	7,167
Prepaid expenses and other current assets	1,005	2,160
Deferred tax assets	43	43
Taxes receivable	—	306

Total current assets	57,349	137,157
Property and equipment, net	54,612	53,874
Broadcast rights	3,392	2,794
Due from parent entities	3,722	2,826
Other noncurrent assets	2,585	41,952
Goodwill	60,708	60,726
Intangible assets, net	219,920	214,778

Total assets	$402,288	$514,107

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of debt	$2,567	$463
Current portion of broadcast rights payable	10,581	7,278
Accounts payable	2,624	3,468
Accrued expenses	7,000	9,394
Taxes payable	57	—
Interest payable	4,964	10,432
Deferred revenue	438	364

Total current liabilities	28,231	31,399
Debt	292,943	345,020
Broadcast rights payable	3,732	3,056
Deferred tax liabilities	5,891	6,183
Deferred revenue	2,171	2,564
Other liabilities	5,641	5,414

Total liabilities	338,609	393,636

Commitments and contingencies (Note 9)
Member’s interest:
Contributed capital	170,067	239,918
Accumulated deficit	(106,388)	(119,447)

Total member’s interest	63,679	120,471

Total liabilities and member’s interest	$402,288	$514,107

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
	(dollars in thousands)
Revenue (excluding trade and barter)	$29,999	$31,701
Less: commissions	(4,059)	(4,228)

Net broadcast revenue (excluding trade and barter)	25,940	27,473
Trade and barter revenue	2,382	3,156

Total net revenue	28,322	30,629

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	8,501	10,337
Selling, general, and administrative expenses (exclusive of depreciation and amortization, shown separately below)	8,534	9,187
Amortization of broadcast rights	3,584	3,832
Amortization of intangible assets	3,256	3,622
Depreciation	3,151	2,939

Total operating expenses	27,026	29,917

Income from operations	1,296	712
Interest expense, including amortization of debt financing costs	(8,674)	(13,967)
Interest income	34	69
Other expenses, net	1,001	231

Loss before income taxes and cumulative effect of change in accounting principle	(6,343)	(12,955)
Income tax expense	(182)	(104)

Loss before cumulative effect of change in accounting principle	(6,525)	(13,059)
Cumulative effect of change in accounting principle, net of tax (Note 2)	(27,419)	—

Net loss	$(33,944)	$(13,059)

Other comprehensive loss:
Change in market value of derivative instrument	$965	$—

Net loss and other comprehensive loss	$(32,979)	$(13,059)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest
	(dollars in thousands)
Balance at January 1, 2002 (Unaudited)	$171,479	$(63,487)	$(3,731)	$104,261
Contributions	3	—	—	3
Distributions	(1,416)	—	—	(1,416)
Net loss	—	(33,944)	—	(33,944)
Change in market value of derivative instrument	—	—	965	965

Balance at March 31, 2002 (Unaudited)	170,066	(97,431)	(2,766)	69,869
Contributions	3	—	—	3
Distributions	(2)	—	—	(2)
Net loss	—	(8,957)	—	(8,957)
Change in market value of derivative instrument	—	—	2,766	2,766

Balance at December 31, 2002 (Unaudited)	170,067	(106,388)	—	63,679
Contributions	71,371	—	—	71,371
Distributions	(1,520)	—	—	(1,520)
Net loss	—	(13,059)	—	(13,059)

Balance at March 31, 2003 (Unaudited)	$239,918	$(119,447)	$—	$120,471

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(33,944)	$(13,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(58)	292
Depreciation of property and equipment	3,151	2,939
Amortization of intangible assets	3,256	3,622
Amortization of debt financing costs	801	6,388
Amortization of broadcast rights, excluding barter	1,926	1,811
Payments for broadcast rights	(2,020)	(1,911)
Loss on asset disposal, net	4	2
Cumulative effect of change in accounting principle, net of tax	27,419	––
Amortization of debt discount	155	175
Effect of accounting for derivative instruments	(288)	(421)
Changes in assets and liabilities:
Decrease in accounts receivable and due from parent entities	2,679	1,395
Increase in prepaid expenses and other current assets	(513)	(1,155)
Decrease (increase) in taxes receivable	203	(306)
Decrease in other noncurrent assets	585	473
Increase in accounts payable and accrued expenses	1,444	3,238
Decrease in taxes payable	––	(57)
Increase in interest payable	4,249	5,468
Increase in deferred revenue	591	319

Net cash provided by operating activities	9,640	9,213

Cash flows from investing activities:
Additions to property and equipment, net	(2,377)	(2,205)
Acquisition of broadcast properties and related transaction costs	––	(18)
Down payment on acquisition of stations	––	(39,950)

Net cash used for investing activities	(2,377)	(42,173)

Cash flows from financing activities:
Proceeds from debt issuance	––	185,000
Repayment of loans	(4)	(161,656)
Proceeds from revolver draws	2,500	26,650
Payments for debt finance costs	(76)	(4,849)
Capital contributions	3	71,371
Distributions	(1,416)	(1,520)

Net cash provided by financing activities	1,007	114,996

Net increase in cash and cash equivalents	8,270	82,036
Cash and cash equivalents at beginning of period	5,802	19,879

Cash and cash equivalents at end of period	$14,072	$101,915

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Nexstar Finance, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one Fox-affiliated television station, one NBC-affiliated station and one ABC-affiliated station each under a Time Brokerage Agreement (“TBA”), (ii) has Shared Services Agreements (“SSA”) with a CBS-affiliated television station and an ABC-affiliated television station and (iii) has an SSA and a Joint Sales Agreement (“JSA”) with a Fox-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting, Inc. (“Mission”) provides most of the programming for two NBC-affiliated television stations, each under a TBA, and intends to purchase the underlying licenses and assets of the two stations in the second quarter of 2003. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Alabama.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Nexstar and its wholly-owned subsidiaries and independently-owned Mission (collectively, the “Company”). Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. Nexstar does not own Mission or Mission’s television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar’s guarantee of Mission’s debt and the service and purchase option agreements described below. Additionally, Nexstar has evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” and has determined that Nexstar will be required to continue consolidating Mission. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSA with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. Nexstar has an SSA with each of WYOU and KODE, which have terms substantially similar to the terms of the SSA with KJTL and KJBO-LP. Nexstar’s ability to receive cash from Mission is governed by the agreements described above.

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (Note 7). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (Note 7).

        As a result of the service arrangements, the debt guarantees and the option agreements, described below, with Mission, Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in Mission under U.S. GAAP, Nexstar consolidates the financial position, results of operations and cash flows of Mission with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because Mission has a net asset deficit and because there is no binding obligation on the shareholder of Mission to make capital contributions to cover the deficit, Nexstar recognizes 100% of Mission’s losses. As discussed above, the Company has considered the method of accounting under FIN No. 46 and has determined that the Company will be required to continue consolidating Mission.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

The financial statements as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $1.2 million and $0.7 million of trade revenue for the three months ended March 31, 2003 and 2002, respectively.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $2.0 million and $1.7 million of barter revenue for the three months ended March 31, 2003 and 2002, respectively, and trade and barter expense of $3.3 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively.

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

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. As a result of this test, an impairment of goodwill of $27.4 million, net of taxes, was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. There was no impairment to the goodwill and FCC licenses as of March 31, 2003 and December 31, 2002.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to FCC ownership rules, among others.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. The Company is currently evaluating the impact of FIN No. 46 on its consolidated financial position and results of operations, specifically relating to TBAs, local marketing agreements and outsourcing agreements as discussed in Note 4.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) and simultaneously entered into a Purchase and Sale Agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. The TBA was terminated upon the closing of the acquisition, and non-recurring TBA fees in the amount of $0.1 million are included in the consolidated financial statements of Nexstar for the three months ended March 31, 2002.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market. As a result of the SSA with KSNF, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill, exclusive of transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets.

At September 30, 2002
(in millions)
Broadcast rights	$0.9
Property, plant and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: Broadcast rights payable	0.9

Net assets acquired	$14.3

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $1.1 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.7 million is expected to be deductible for tax purposes.

The selected unaudited pro forma consolidated information for the three months ended March 31, 2002 and 2003 determined as if the acquisitions, described above, had occurred on January 1, of each year as follows:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$25,940	$25,940	$27,473	$27,473
Total net revenue	28,322	28,322	30,629	30,629
Income from operations	1,296	634	712	712
Net loss	$(33,944)	$(34,726)	$(13,059)	$(13,059)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Time Brokerage, Shared Services, Joint Sales and Outsourcing Agreements

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in Peoria, Illinois. Pursuant to this agreement, the parties will share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned WMBD. The agreement is non-cancelable until May 31, 2003 and expires in December 2008.

KRBC and KACB

On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the current owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002 and March 31, 2003. Mission will enter into a shared services agreement with Nexstar whereby its station, KTAB, will provide news, production, technical maintenance and security for KRBC and KACB.

KARK and WDHN

On December 30, 2002, Nexstar entered into time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., the current owners of KARK, the NBC affiliate in Little Rock, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the time brokerage agreements commenced on February 1, 2003. Following FCC consent to the transaction, Nexstar will purchase all of the stock of the stations for $90.0 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003, which has been included in noncurrent assets as of March 31, 2003.

The Company is currently evaluating the impact of accounting for these agreements under FIN No. 46. Under these agreements, the Company is responsible for the operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services, joint sales and outsourcing agreements until termination of such agreements. Additionally the Company indemnifies the owners from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments the Company could be required to make for such indemnification is undeterminable at this time.

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

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2002	March 31, 2003
		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$177,509	$177,509
FCC licenses	indefinite	81,468	81,468
Debt financing costs	term of debt	16,583	13,273
Other intangible assets	1-15	12,122	12,142

		287,682	284,392
Less: accumulated amortization		(67,762)	(69,614)

Intangible assets, net of accumulated amortization		219,920	214,778
Goodwill	indefinite	60,708	60,726

Intangible assets and goodwill, net		$280,628	$275,504

Total amortization expense from definite-lived intangible assets (excluding debt financing costs) for the year ended December 31, 2002 and three months ended March 31, 2003 was $13.4 million and $3.6 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on Nexstar’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangible assets, excluding goodwill, at December 31, 2002 and March 31, 2003 was $68.6 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew the licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Debt

Long-term debt consists of the following:

	December 31, 2002	March 31, 2003
	(Unaudited)	(Unaudited)
Term loans	$81,513	$185,000
Revolving credit facility	55,143	1,650
12% Senior subordinated notes due 2008, net of discount	154,762	154,937
SFAS No. 133 hedge accounting adjustment	4,092	3,896

	295,510	345,483
Less: current portion	(2,567)	(463)

	$292,943	$345,020

The Nexstar Senior Secured Credit Facilities

On January 12, 2001, Nexstar entered into senior secured credit facilities (the “Nexstar credit facilities”) with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. On June 5, 2002, the Nexstar credit facilities were amended again to allow Nexstar to undertake the reorganization and other transactions related to the proposed initial public offering by Nexstar Broadcasting Group, Inc., a member of Nexstar Broadcasting Group, L.L.C., including the redemption of the preferred membership interests of Nexstar Broadcasting Group, L.L.C., an indirect parent of Nexstar. Prior to the refinancing described below, the Nexstar revolver and Term A facility would have matured on January 12, 2007 and the Term B facility would have matured on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction would have been payable at that time. The borrowings under the Nexstar credit facilities are guaranteed, jointly and severally, by Nexstar and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar.

On February 13, 2003, Nexstar obtained new senior credit facilities (the “New Nexstar Facilities”). The New Nexstar Facilities consist of a $130.0 million term loan and a $50.0 million revolver. Nexstar used the proceeds from the term loan to refinance its existing senior credit facilities, pay related debt financing costs and provide additional working capital. Financial covenants under the New Nexstar Facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2003, Nexstar had drawn $130.0 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the New Nexstar Facilities are based, at the option of Nexstar, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (4.34% at March 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar is required to pay quarterly commitment fees on the unused portion of the Nexstar revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Nexstar term loan is subject to scheduled mandatory repayments, and the Nexstar revolver is subject to scheduled mandatory commitment reductions commencing in 2004.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Debt—(Continued)

The Mission Senior Secured Credit Facilities

On January 12, 2001, Mission entered into a credit agreement (the “Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million. The Mission credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Joplin, Inc. into Mission. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default. Prior to the refinancing described below, the Mission credit facility would have been due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction would have been payable at that time.

On February 13, 2003, Mission obtained new senior credit facilities (the “New Mission Facilities”). The New Mission Facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the New Mission Facilities to refinance its existing senior credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the New Mission Facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2003, Mission had drawn $55.0 million on its term loan and $1.7 million under its revolver. Interest rates associated with the New Mission Facilities are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 4.34% to 4.59% at March 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments, and the Mission revolver is subject to scheduled mandatory commitment reductions commencing in 2004.

The refinancing of the senior credit facilities for Nexstar and Mission resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002. The amount is included in interest expense.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates their carrying values.

Senior Subordinated Notes

On March 16, 2001, Nexstar issued $160.0 million of 12.0% senior subordinated notes (the “notes”) at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar and by Mission. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The notes are redeemable on or after April 1, 2005, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

Debt Covenants

The bank debt agreements and the notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company was in compliance with all covenants at March 31, 2003.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The Company’s income tax expense for the three months ended March 31, 2002 was $0.2 million, compared to the income tax expense of $0.1 million for the three months ended March 31, 2003. The Company’s effective tax rate was 3% for the three months ended March 31, 2002 as compared to the effective tax rate of 1% for the three months ended March 31, 2003. The significant differences from the statutory tax rate and the effective tax rate for the three months ended March 31, 2003 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

9.    Commitments and Contingencies

Digital Conversion

FCC regulations required the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time was granted. The Company received extensions of time through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and Mission have received further extensions of time until June 20, 2003 and July 7, 2003, respectively, for the eight Nexstar-owned stations and two Mission-owned stations that did not meet the December 1, 2002 deadline. Mission-owned WFXP is not required to seek an extension of time because the FCC has not yet issued it a DTV construction permit. The Company’s most recent estimate is that digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.5 million and $0.7 million for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively. The Company has entered into a commitment of approximately $1.5 million payable in 2003 for the remaining 2003 digital conversions. The Company anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Guarantor Arrangements

FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect of the accompanying consolidated financial statements. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, there exists a Director and Officer insurance policy that may limit the Company’s exposure and enable it to recover a portion of any future amount paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and March 31, 2003.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and March 31, 2003.

When, as part of an acquisition, the Company acquires all of the assets and liabilities or all of the stock of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments that could be required to be made by the Company for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and March 31, 2003.

In connection with most of the Company’s acquisitions, the Company enters into local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees,

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies—(Continued)

agents and contractors from liability, claims, and damages arising from the activities of operating the television station. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and March 31, 2003.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

10.    Member’s Interest

Nexstar is 100% owned and controlled by one member, Nexstar Finance Holdings, L.L.C. (“Holdings”). In March 2002, Nexstar made a $1.4 million distribution to Holdings. In March 2003, Nexstar made a $1.5 million distribution to Holdings. Additionally, in March 2003, Nexstar received a capital contribution of $71.4 million from Holdings. Holdings issued $130.0 million of senior discount notes at a price of 57.442% in March 2003 and contributed the proceeds, net of issuance costs, to Nexstar.

11.    Condensed Consolidating Financial Information

As a result of the service agreements, options and debt guarantees between Nexstar and Mission, as described in Note 2, Note 4 and Note 7, the financial position, results of operations and cash flows of Nexstar and Mission are consolidated.

The notes and borrowings under amounts drawn against the senior secured credit facilities are guaranteed on a joint and several, full and unconditional basis, by Nexstar, its wholly-owned subsidiaries and by Mission (See Note 7).

Nexstar has no independent assets or operations. All of its subsidiaries are wholly-owned by Nexstar and are guarantors of Nexstar’s debt. Therefore, Nexstar has included consolidated information with respect to its subsidiaries in the column entitled “Nexstar.”

The following 2003 and 2002 condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and Mission, as well as the consolidating entries needed to arrive at the information for the Company on a consolidated basis. The consolidating entries consist of fees and reimbursable expenses charged between Nexstar and Mission as a result of the local service arrangements or the unpaid balances of these charges.

Balance Sheet

March 31, 2003

	Nexstar	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$138,148	$5,958	$(6,949)	$137,157
Property and equipment, net	48,098	5,776	—	53,874
Other noncurrent assets	44,569	3,003	—	47,572
Intangible assets, net	240,938	34,566	—	275,504

Total assets	$471,753	$49,303	$(6,949)	$514,107

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$27,380	$10,968	$(6,949)	$31,399
Debt	288,508	56,512	—	345,020
Other liabilities	15,171	2,046	—	17,217
Member’s interest	140,694	(20,223)	—	120,471

Total liabilities and member’s interest	$471,753	$49,303	$(6,949)	$514,107

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2002

	Nexstar	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$59,144	$5,006	$(6,801)	$57,349
Property and equipment, net	48,853	5,759	—	54,612
Other noncurrent assets	6,416	3,283	—	9,699
Intangible assets, net	245,818	34,810	––	280,628

Total assets	$360,231	$48,858	$(6,801)	$402,288

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$25,715	$9,317	$(6,801)	$28,231
Debt	237,800	55,143	—	292,943
Other liabilities	15,387	2,048	—	17,435
Member’s interest	81,329	(17,650)	—	63,679

Total liabilities and member’s interest	$360,231	$48,858	$(6,801)	$402,288

Statement of Operations

For the Three Months Ended March 31, 2003

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$28,267	$4,142	$(1,780)	$30,629
Operating expenses	27,115	4,582	(1,780)	29,917

Income (loss) from operations	1,152	(440)	—	712
Interest expense	(12,173)	(1,794)	—	(13,967)
Interest income and other income, net	292	8	—	300

Loss before income taxes	(10,729)	(2,226)	—	(12,955)
Income tax benefit (expense)	242	(346)	—	(104)

Net loss	$(10,487)	$(2,572)	$—	$(13,059)

Statement of Operations

For the Three Months Ended March 31, 2002

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$26,212	$3,359	$(1,249)	$28,322
Operating expenses	24,970	3,305	(1,249)	27,026

Income from operations	1,242	54	—	1,296
Interest expense	(7,962)	(712)	—	(8,674)
Interest income and other income, net	1,031	4	—	1,035

Loss before income taxes	(5,689)	(654)	—	(6,343)
Income tax expense	(93)	(89)	—	(182)

Loss before cumulative effect of change in accounting principle	(5,782)	(743)	—	(6,525)
Cumulative effect of change in accounting principle, net of tax	(27,419)	––	—	(27,419)

Net loss	$(33,201)	$(743)	$—	$(33,944)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2003

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net cash provided by operating activities	$8,131	$1,082	$—	$9,213

Cash flows from investing activities:
Additions to property and equipment, net	(1,888)	(317)	—	(2,205)
Acquisitions of broadcast properties and related transaction costs	(39,950)	(18)	—	(39,968)

Net cash used for investing activities	(41,838)	(335)	—	(42,173)

Cash flows from financing activities:			—
Proceeds from debt issuance	130,000	55,000	—	185,000
Proceeds from revolver draws	25,000	1,650	—	26,650
Repayment of loans	(106,513)	(55,143)	—	(161,656)
Payments for debt finance costs	(3,367)	(1,482)	—	(4,849)
Capital contributions, net	69,851	—		69,851

Net cash provided by financing activities	114,971	25	—	114,996

Net increase in cash and cash equivalents	81,264	772	—	82,036
Cash and cash equivalents at beginning of period	19,375	504	—	19,879

Cash and cash equivalents at end of period	$100,639	$1,276	$—	$101,915

Statement of Cash Flows

For the Three Months Ended March 31, 2002

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net cash provided by operating activities	$9,115	$525	$—	$9,640

Cash flows from investing activities:
Additions to property and equipment, net	(2,369)	(8)	—	(2,377)

Net cash used for investing activities	(2,369)	(8)	—	(2,377)

Cash flows from financing activities:			—
Repayment of loans	(4)	—	—	(4)
Proceeds from revolver draws	2,500	—	—	2,500
Payment for debt finance costs	(72)	(4)	—	(76)
Distributions, net	(1,413)	—	—	(1,413)

Net cash provided by (used for) financing activities	1,011	(4)	—	1,007

Net increase in cash and cash equivalents	7,757	513	—	8,270
Cash and cash equivalents at beginning of period	5,218	584	—	5,802

Cash and cash equivalents at end of period	$12,975	$1,097	$—	$14,072

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Initial Public Offering

On April 24, 2002, Nexstar Broadcasting Group, Inc., filed a registration statement for an initial public offering with the Securities and Exchange Commission (“SEC”). Nexstar Broadcasting Group, L.L.C., Nexstar’s indirect parent, will undertake a reorganization in connection with the consummation of the initial public offering whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will be the surviving corporation.

13.    Subsequent Event

On May 8, 2003, Mission entered into a time brokerage agreement with Bahakel Communications relating to WBAK and simultaneously entered into a Purchase and Sale Agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. The time brokerage agreement commenced on May 9, 2003. Pursuant to the terms of the time brokerage agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month. The Company is currently evaluating the impact of the accounting for this agreement under FIN No. 46.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2003, unaudited consolidated statements of operations and other comprehensive loss and other unaudited financial statements for the three months ended March 31, 2002 and 2003. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended March 31, 2003 versus the three months ended March 31, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD and KODE. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc., “Mission” refers to Mission Broadcasting, Inc.; and all references to “we,” “our,” and “us” refer, collectively, to Nexstar and Mission.

Introduction

We own and operate, through our subsidiaries, 14 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. We do not own Mission or its television stations. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of Nexstar’s guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in Mission. Additionally, we have evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” and have determined that we will be required to continue consolidating Mission.

Our ability to receive cash from Mission is governed by the following local service agreements:

•	We have a time brokerage agreement with WFXP, which allows us to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission;

•	We have a shared services agreement with KJTL and KJBO-LP, which allows the sharing of services, including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the shared services agreement. These payments have had the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that the payments required by the shared service agreement with KJTL and KJBO-LP will continue to have the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a joint sales agreement, we have also acquired the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission;

•	We have shared service agreements with each of WYOU and KODE, which have terms substantially similar to the terms of the shared services agreement with KJTL and KJBO-LP.

In addition to providing certain services to Mission’s television stations, we also guarantee Mission’s bank debt. Similarly, Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

        The shareholder of Mission has granted to us a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the shareholder of Mission.

Nexstar does not own Mission or Mission’s television stations. However, as a result of our guarantee of Mission’s debt and our arrangements under the local service arrangements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed above, we have considered the method of accounting under FIN No. 46 and have determined that we will be required to continue consolidating Mission. Therefore, the following discussion of our financial condition and results of operations includes Mission’s financial statements.

In addition, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. that became effective December 1, 2001, we provide engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, IL market. The parties share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008. It is non-cancelable until May 31, 2003, at which time it may be canceled by either party upon 180 days written notice. We are currently evaluating the impact of the accounting for this agreement under FIN No. 46.

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 65.8% and 65.9% of our spot revenue for the three months ended March 31, 2002 and 2003, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

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

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal year ended December 31, 2002, affect the year-to-year comparability of the operating results discussed in this Quarterly Report on Form 10-Q:

•	On April 1, 2002, we entered into a shared services agreement with Mission to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar. The services provided by us resulted in higher miscellaneous revenue and operating expenses for Nexstar-owned KSNF, the station providing the services.

•	On April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. As a result, WCFN became a full-power station capable of generating revenue of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenue and expenses.

•	On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the current owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in non-current assets as of December 31, 2002. Mission will enter into a shared services agreement with Nexstar pursuant to which Nexstar-owned KTAB will provide news, production, technical maintenance and security for KRBC and KACB.

•	On December 30, 2002, Nexstar entered into time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., the current owners of KARK, the NBC affiliate in Little Rock, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the time brokerage agreements commenced on February 1, 2003. Following FCC consent to the transaction, Nexstar will purchase all of the stock of the stations for $90.0 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003.

We are currently evaluating the impact of the accounting for these agreements under FIN No. 46.

Recent Developments

On February 13, 2003, Nexstar and Mission obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar-$50.0 million and Mission-$30.0 million). We used the proceeds from the term loan to refinance our existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2003, Nexstar had drawn $130.0 million of term loans and had no borrowings outstanding under its new revolver and Mission had drawn $55.0 million of term loans and $1.7 million under its new revolver. The refinancing of the predecessor senior credit facilities resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

On May 8, 2003, Mission entered into a time brokerage agreement with Bahakel Communications relating to WBAK and simultaneously entered into a Purchase and Sale Agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the time brokerage agreement commenced on May 9, 2003. Pursuant to the terms of the time brokerage agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month. We are currently evaluating the impact of the accounting for this agreement under FIN No. 46.

Capital Contributions/Distributions

In March 2002, Nexstar made a $1.4 million distribution to its direct parent company, Nexstar Finance Holdings, L.L.C. (“Holdings”). In March 2003, Nexstar made a $1.5 million distribution to Holdings. Additionally, in March 2003, Nexstar received a capital contribution of $71.4 million from Holdings. Holdings issued $130.0 million of senior discount notes at a price of 57.442% in March 2003 and contributed the proceeds, net of issuance costs, to Nexstar.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2002		2003
	Amount	%	Amount	%
	(dollars in thousands)
Local	$16,635	55.4	$19,382	61.1
National	8,657	28.9	10,042	31.7
Political	2,604	8.7	207	0.7
Network compensation	1,596	5.3	1,631	5.1
Other	507	1.7	439	1.4

Total gross revenue	29,999	100.0	31,701	100.0
Less: Agency and national representative commissions	4,059	13.5	4,228	13.3

Net broadcast revenue	25,940	86.5	27,473	86.7
Trade and barter revenue	2,382		3,156

Total net revenue	$28,322		$30,629

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2002		2003
	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$28,322	100.0	$30,629	100.0
Operating expenses:
Corporate expenses	922	3.3	1,149	3.8
Station direct operating expenses, net of trade	7,811	27.6	9,062	29.6
Selling, general and administrative expenses	7,612	26.9	8,038	26.2
Trade and barter expense	2,348	8.3	3,296	10.8
Depreciation and amortization	6,407	22.6	6,561	21.4
Amortization of broadcast rights, excluding barter	1,926	6.8	1,811	5.9

Income from operations	$1,296		$712

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Net broadcast revenue for the three months ended March 31, 2003 was $27.5 million, an increase of $1.6 million, compared to $25.9 million for the three months ended March 31, 2002. An increase in net broadcast revenue of $3.6 million was attributed to stations for which a local service arrangement was initiated after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the three months ended March 31, 2003 was $23.9 million as compared to $25.9 million for the three months ended March 31, 2002, a decrease of 7.7%, or $2.0 million. Of this decrease, $1.9 million was attributed to non-recurring political revenue resulting from a lack of election campaigns in most of our markets in 2003, $0.2 million was attributed to a decrease in local demand, offset, in part, by an increase in national revenue of $0.1 million on a same station basis. In March 2003, we experienced cancellations and modifications of advertising schedules as a result of the news coverage of the war in Iraq. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the three months ended March 31, 2003 were $17.1 million, compared to $15.4 million for the three months ended March 31, 2002, an increase of $1.7 million. Of the $1.7 million increase, $2.2 million was attributed to stations for which a local service arrangement was initiated after January 1, 2002 and WCFN. On a same station basis, station direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2003 were $14.8 million as compared to $15.3 million for the three months ended March 31, 2002, a decrease of 3.2%, or $0.5 million, which resulted primarily from a non-recurring transfer tax and the full impact of cost reductions in the Joplin, Missouri market.

Corporate expenses, related to costs associated with the centralized management of our stations, for the three months ended March 31, 2003 were $1.1 million, compared to $0.9 million for the three months ended March 31, 2002, an increase of $0.2 million. The increase was primarily attributed to an increase in personnel costs.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2003 was $1.8 million, compared to $1.9 million for the three months ended March 31, 2002, a decrease of $0.1 million.

Depreciation of property and equipment was $2.9 million for the three months ended March 31, 2003, compared with $3.2 million for the comparable period in 2002, a decrease of $0.3 million. The decrease in depreciation was attributed to the curtailment of depreciation on certain assets that became fully depreciated as of December 31, 2002. The stations for which a local service arrangement was initiated after January 1, 2002 and WCFN had no material effect on depreciation.

The amortization of intangible assets was $3.6 million for the three months ended March 31, 2003, compared to $3.3 million for the same period in 2002. The increase in amortization was attributed to the amortization of intangibles assets resulting from the KODE acquisition.

Income from operations for the three months ended March 31, 2003 was $0.7 million as compared to $1.3 million for the three months ended March 31, 2002, a decrease of $0.6 million. Income from operations in the amount of $1.3 million was attributed to stations for which a local service arrangement was initiated after January 1, 2002 and WCFN. On a same station basis, loss from operations for the three months ended March 31, 2003 was $0.4 million as compared to income from operations of $1.5 million for the three months ended March 31, 2002. The $1.9 million decline in income from operations is primarily attributed to a decrease in net revenue as described above.

The change in market values of our derivative instruments and the marking-to-market of the interest rate swap agreement resulted in recognition of $0.2 million in other income for the three months ended March 31, 2003 and a loss of $2.4 million recognized in other expenses for the three months ended March 31, 2002. The change was due to a fluctuation in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2003 was $14.0 million, compared to $8.7 million for the same period in 2002. The increase in interest expense was primarily attributable to the refinancing of the predecessor senior credit facilities which resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

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

As a result of the factors discussed above, our net loss was $13.1 million for the three months ended March 31, 2003, compared to $33.9 million for the same period in 2002, a decrease in net loss of $20.8 million.

Liquidity and Capital Resources

As of March 31, 2003, cash and cash equivalents were $101.9 million, compared to $19.9 million as of December 31, 2002.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $9.2 million for the three months ended March 31, 2003, as compared to $9.6 million for the three months ended March 31, 2002. The comparative decrease in cash flows provided by operations of $0.4 million is primarily due to the timing of payments made or received on operating assets and liabilities along with better operating results for the first quarter ended 2002, compared to the same period in 2003.

Cash flows used for investing activities were $42.2 million for the three months ended March 31, 2003, as compared to $2.4 million for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2003 were associated with a down payment of $40.0 million against the purchase price for KARK and WDHN and ongoing equipment purchases. We expect to pay the remaining $50.0 million for KARK and WDHN during the third quarter of 2003. The remaining $8.5 million payment for Mission’s future acquisition of KRBC and KACB is expected to be paid in the second quarter of 2003. Investing activities for the same period in 2002 was associated with ongoing equipment purchases.

Cash flows provided by financing activities were $115.0 million for the three months ended March 31, 2003, as compared to $1.0 million for the three months ended March 31, 2002. The change in cash flows from financing activities for the three months ended March 31, 2003 was primarily the result of (1) borrowings under the senior credit facilities of $211.7 million, (2) the repayment of $161.7 million of previous borrowings as a result of the refinancing of the senior credit facilities on February 13, 2003, (3) additional equity proceeds of $69.9 million (net of a $1.5 million distribution), and (4) the payment of transaction and financing costs of approximately $4.8 million. For the three months ended March 31, 2002, the change in cash flows from financing activities was the result of borrowings under the senior credit facilities of $2.5 million and the $1.4 million distribution to Holdings. As of March 31, 2003, there was approximately $78.4 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities and the indenture governing our senior subordinated notes at March 31, 2003. Our credit agreements were refinanced in February 2003 as a result of our pending acquisitions. The terms of the amended credit facilities are described below.

Senior Credit Facilities

On January 12, 2001, Nexstar and Mission each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the Nexstar facilities provided for a reducing revolving credit facility in the amount of $122.0 million, which was subsequently reduced to $72.0 million after the issuance of Nexstar’s senior subordinated notes, and a term loan facility in the amount of $110.0 million and an uncommitted acquisition facility of $100.0 million. The Nexstar facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that we had to meet pursuant to the credit agreement. In addition, we reduced the revolving facility from $57.0 million to $42.0 million. The terms of the credit agreement governing the Mission facility provided for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Prior to the refinancing described below, the Nexstar revolver and Term A facility along with Mission’s credit facility would have matured on January 12, 2007, while the Nexstar Term B facility would have matured on July 12, 2007.

On February 13, 2003, Nexstar and Mission obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar-$50.0 million and Mission-$30.0 million). We used the proceeds to refinance our existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at March 31, 2003. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2003, Nexstar had drawn $130.0 million of term loans and had no borrowings outstanding under its new revolver, and Mission had drawn $55.0 million of term loans and $1.7 million under its new revolver. Interest rates associated with the Nexstar and the Mission credit facilities are based, at the borrower’s option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar and Mission are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on our consolidated total leverage ratio for that particular quarter. The refinancing of the senior credit facilities resulted in a $5.8 million write off to interest expense during the first quarter of 2003 of certain debt financing costs capitalized at December 31, 2002.

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

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received extensions of time, through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and Mission have received further extensions of time until June 20, 2003 and July 7, 2003, respectively, for the eight Nexstar-owned stations and two Mission-owned stations that did not meet the December 1, 2002 deadline. Mission-owned WFXP is not required to seek an extension of time because the FCC has not yet issued it a DTV construction permit. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.5 million and $0.7 million for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively. We have entered into a commitment of approximately $1.5 million payable in 2003 for the remaining 2003 digital conversions. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Critical Accounting Policies and Estimates

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. We are currently evaluating the impact of FIN No. 46 on our consolidated financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2003 under our senior credit facilities bear interest ranging from 4.34% to 4.59%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$10,736	$11,203	$11,670	$12,136	$12,603
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200

Total	$29,936	$30,403	$30,870	$31,336	$31,803

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

At March 31, 2003, we had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement requires us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt.

The differential to be paid or received on the swap is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that we would pay to settle the agreement, was approximately $5.4 million and $5.6 million at March 31, 2003 and December 31, 2002, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Nexstar carried out an evaluation within 90 days prior to this report, under the supervision and with the participation of Nexstar’s management, including Nexstar’s President and Chief Executive Officer along with the Nexstar’s Chief Financial Officer, of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Nexstar’s President and Chief Executive Officer and Chief Financial Officer concluded that Nexstar’s disclosure controls and procedures (1) are effective in alerting them timely to material information relating to Nexstar (including its consolidated subsidiaries) required to be included in Nexstar’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Nexstar in the reports filed or submitted by Nexstar under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

10.1

Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.2

Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

99.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350

99.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350

b.  Reports on Form 8-K.

(1)	Current Report on Form 8-K filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc. on April 4, 2003, providing Regulation FD Disclosure regarding Nexstar’s agreement with Morris Network, Inc. to purchase two subsidiaries of Morris.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE, L.L.C. NEXSTAR FINANCE, INC.

/s/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer (principal executive officer)

/s/ G. ROBERT THOMPSON
By:	G. Robert Thompson
Its:	Chief Financial Officer (principal accounting and financial officer)

Dated:    May 15, 2003

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

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

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

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

By:	/s/ G. ROBERT THOMPSON
G. Robert Thompson Chief Financial Officer